Form 10-Q
period 1996-08-31
LITTLE SWITZERLAND INC/DE
filed 1996-10-09
CIK 875523

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For quarterly period ended August 31, 1996

Commission File No.  0-19369


                   LITTLE SWITZERLAND, INC.

    (Exact name of registrant as specified in its charter)

Delaware                            66-0476514
(State of Incorporation)            (I.R.S Employer
                                    Identification No.)

161-B Crown Bay Cruise Ship Port
St. Thomas U.S.V.I.                             00802
(Address of Principal Executive Offices)   (Zip Code)

(809) 776-2010
(Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    |X|     NO    |  |



At October 7, 1996, 8,458,294 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1996


                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Balance Sheets as of
      August 31, 1996 (unaudited) and
      June 1, 1996                                           3

      Consolidated Statements of Income
      for the three months ended August 31,
      1996 and 1995 (unaudited)                              4


      Consolidated Statements of Cash Flows
      for the three months ended August 31,
      1996 and 1995 (unaudited)                              5

      Notes to Consolidated Financial
      Statements (unaudited)                                 6-10


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                      11-13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   13

Signature Page                                              14

PART I. FINANCIAL INFORMATION                                         FORM 10-Q
Item 1. Financial Statements                                          Page 3

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (in thousands)

                                                        August 31,   June 1,
                          ASSETS                           1996       1996
                                                        ---------  ---------
Current assets:                                                    (unaudited)
   Cash and cash equivalents...........................$  3,988    $  5,393
   Accounts receivable.................................   1,616       1,892
   Inventory...........................................  49,508      43,678
   Prepaid expenses and other current assets...........   2,824       1,607
                                                       ---------   ---------
      Total current assets.............................  57,936      52,570
                                                       ---------   ---------

Property, plant and equipment, at cost.................  35,103      34,247
   Less -- Accumulated depreciation.................... (13,350)    (12,522)
                                                       ---------   ---------
                                                         21,753      21,725
Other assets...........................................   3,534       3,582
                                                       ---------   ---------

         Total assets..................................$ 83,223    $ 77,877
                                                       =========   =========
               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt...................$  1,113    $    832
   Unsecured notes payable.............................   9,200       7,100
   Accounts payable....................................  11,935       6,839
   Accrued and currently deferred income taxes.........   1,016       2,002
   Other accrued expenses and deferred income..........   2,893       3,225
                                                       ---------   ---------

Total current liabilities                                26,157      19,998

Long term debt.........................................   7,788       8,068

Deferred income taxes..................................      90          90
                                                       ---------   ---------

Total liabilities......................................  34,035      28,156
                                                       ---------   ---------

Commitments and contingencies..........................     ---         ---

Minority interest......................................   1,619       1,619
                                                       ---------   ---------
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none.......................     ---         ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,458 shares at
      August 31, 1996 and 8,457 at June 1, 1996........      85          85
Capital in excess of par...............................  14,801      14,792
Retained earnings......................................  32,683      33,225
                                                       ---------   ---------

      Total stockholders' equity.......................  47,569      48,102
                                                       ---------   ---------

      Total liabilities, minority interest

         and stockholders' equity......................$ 83,223    $ 77,877
                                                       =========   =========

           See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                         FORM 10-Q
Item 1. Financial statements                                          Page 4

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                                            For the three months
                                              ended August 31,
                                             1996          1995
                                           --------       ------
Net sales..................................$15,868       $14,068
Cost of sales..............................  8,972         7,977
                                           --------       -------

Gross profit...............................  6,896         6,091

Selling, general and
administrative expenses....................  7,652         6,333

Business interruption insurance
   proceeds................................   (428)          ---
                                           --------       -------

     Operating (loss)......................   (328)         (242)

Interest expense, net......................    332            74
                                           --------       -------


     (Loss) before benefit
        for income taxes...................   (660)          (316)

(Benefit) for income taxes.................   (118)           (66)
                                           --------       --------

Net (loss).................................$  (542)       $  (250)
                                           ========       ========

Net (loss) per share.......................$ (0.06)       $ (0.03)
                                           ========       ========

Weighted average shares
    outstanding............................  8,458          8,454
                                           ========       ========









            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                         FORM 10-Q
Item 1. Financial statements                                          Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                      For the three months
                                                        ended August 31,
                                                        1996        1995
                                                       -------     -------
Cash flows from operating activities:
   Net (loss)........................................$   (542)   $   (250)
     Adjustments to reconcile net loss to
       net cash provided by operating activities--
       Depreciation and amortization.................     828         581
       Changes in assets and liabilities:
         Decrease in accounts receivable.............     276         406
        (Increase) in inventory......................  (5,830)     (3,291)
        (Increase) in prepaid expenses
           and other current assets..................  (1,217)       (782)
         Decrease in other assets....................      48          11
         Increase (decrease) in accounts payable.....   5,097      (1,789)
        (Decrease) in other accrued expenses and
           deferred income...........................    (332)       (161)
        (Decrease) in accrued and currently
           deferred income taxes.....................    (986)       (168)
                                                       -------     -------
   Net cash (used in) operating activities...........  (2,647)     (5,443)
                                                       -------     -------

Cash flows from investing activities:
     Capital expenditures............................    (856)     (1,312)
                                                       -------     -------
   Net cash (used in) investing activities...........    (856)     (1,312)
                                                       -------     -------
Cash flows from financing activities:
     Increase in unsecured notes payable.............   2,100       5,500
     Issuance of common stock........................       9           9
                                                       -------     -------
Net cash provided by financing activities............   2,109       5,509
                                                       -------     -------

Net (decrease) in cash and cash equivalents..........  (1,405)     (1,246)

Cash and cash equivalents, beginning of period.......   5,393      (2,899)
                                                       -------     -------
Cash and cash equivalents, end of period.............$  3,988    $  1,653
                                                       =======     =======


During the three months ended August 31, 1996 and 1995, the Company paid income taxes of $837 and $102, respectively, and paid interest of $259 and $62, respectively.





           See accompanying notes to consolidated financial statements

FINANCIAL INFORMATION                                                 FORM 10-Q
Item 1.  Financial statements                                         Page 6


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                             (unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1996 and 1995 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest report on Form 10-K.

Effective with the second quarter of fiscal year 1996, the Company adopted a "4-5-4" fiscal calendar wherein each fiscal quarter contains two four week periods and one five week period, with each period beginning on a Sunday and ending on a Saturday. Previously, the Company used calendar months for its fiscal periods. The purpose of this change is to provide more consistent comparability between fiscal periods. The change in fiscal calendar resulted in one less day in the first quarter of the current year, as compared to the prior year. Management estimates that the one day lost from this fiscal calendar change had no material effect on the reported net loss for the current fiscal quarter.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year due to the seasonal nature of the Company's operations.


2. RISKS AND UNCERTAINTIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                      FORM 10-Q
                                                                      Page 7


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                                (unaudited)

3. TRANSACTIONS WITH AFFILIATES

The Company enters into a number of transactions with Town & Country Corporation, of which two of the Company's Directors are Executive Officers. The Company purchases a portion of its merchandise from Town & Country and its affiliated companies at prices which approximate arm's-length transactions.


4. CREDIT ARRANGEMENTS

     The Company has available a total of $19.6 million in unsecured credit facilities, of which $10.4 million is available for borrowing with maturities ranging from one to three years from August 31, 1996. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled $9.2 million as of August 31, 1996. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25% and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of August 31, 1996, the Company was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts.


5. EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during each period. Primary and fully diluted earnings per share have not been presented as they are within three percent of simple earnings per share.


6. ACCOUNTING FOR INCOME TAXES

The Company uses the Liability method in accounting for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the tax basis of assets and liabilities, given the provisions of the enacted tax laws.

                                                                      FORM 10-Q
                                                                      Page 8


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                                (unaudited)

7.  INTANGIBLE ASSETS

         The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121. Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.


8.  ACCOUNTING FOR STOCK-BASED COMPENSATION

         SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, requires pro forma disclosure but only encourages companies to change their accounting for stock-based compensation. Adoption of this standard is required for fiscal 1997. The Company is currently in the process of determining how it will implement this standard.


9.  ADVERTISING

         The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising consists primarily of advertisements with local and national travel magazines which are produced on a periodic basis and distributed to visiting tourists, and fees paid for promotional "port lecturer" programs directed primarily at cruise ship passengers.


10.  COMMITMENTS AND CONTINGENCIES

         In September 1995, Hurricanes Luis and Marilyn inflicted damage to several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. As of August 31, 1996, all stores have reopened with the exception of one store in Marigot, St. Martin which is scheduled to reopen in the fall of 1996.

                                                                      FORM 10-Q
                                                                      Page 9

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


The Company has settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with this final settlement, the company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing fiscal 1997 lost profits for the as yet to be reopened Marigot store, was recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996. In the current fiscal quarter, the Company recorded $428,000 of that amount as Business interruption insurance proceeds which represented lost profits for the closed Marigot store.

The Company is insured for property losses and related business interruption losses in excess of 5% of the insured value of the property subject to a claim. For fiscal years 1995 and 1996, the Company was only insured for wind related losses in excess of $5 million, subject to certain deductibles.


11.  ACQUISITION

On February 16, 1996, World Gift Imports (Barbados), Inc., a subsidiary of LS Holding, Inc. which is a subsidiary of Little Switzerland, Inc. (the "Company"), purchased the leasehold rights, fixtures and inventories of two retail stores located in Barbados, West Indies, from Dacosta Mannings Inc., a subsidiary of Barbados Shipping & Trading Company Limited. The two stores were previously operated under the name of Louis Bayley and sold merchandise similar to that carried in the Company's retail stores such as name brand watches, jewelry, china, crystal and gift items at duty free prices. The Company began operating the two stores as "Little Switzerland" stores on February 19, 1996.

      The purchase price of approximately $10.6 million was financed by bank borrowing provided by the Company's two primary banks, Chase Bank and Bank of Nova Scotia, of approximately $8.9 million and the issuance of preferred stock of approximately $1.6 million by World Gift Imports (Barbados), Inc. to the seller. The purchase price is subject to adjustment three and four years after the closing date, based on the sales performance of the two purchased stores and any additional stores that may be opened by the Company in Barbados during that period. As a part of the purchase agreement, the Company pays to the seller a management fee

                                                                      FORM 10-Q
                                                                      Page 10


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)

of 2.5% of its Barbados stores annual sales up to $15 million and 1.25% of annual sales in excess of $15 million, so long as the preferred stock is unredeemed. The preferred stock may be redeemed by the Company at face value at any time after three years from the date of close through nine years from the date of close. Following that period, the Company retains the right of first refusal to match any bona fide offer from a third party to purchase the preferred stock.

The Acquisition has been accounted for as a purchase transaction effective as of February 16, 1996, in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", and accordingly, the consolidated financial statements for the period subsequent to February 16, 1996 reflect the purchase price allocated to tangible and intangible assets acquired, based on their estimated fair values as of February 16, 1996, which may be revised at a later date. However, the Company does not expect material changes to the allocation of the purchase price.

     Unaudited pro forma operating results of the Company for the three months ended August 31, 1995 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1995, are as follows:


Net sales.....................................  $15,245,000
Net (loss)....................................     (445,000)
Net (loss) per share..........................         (.05)

Weighted average shares outstanding...........    8,454,000

                                                                      FORM 10-Q
                                                                      Page 11


PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


NET SALES

Net sales for the first quarter ended August 31, 1996 were $15.9 million or 12.8% higher than net sales of $14.1 million for the same period last year. The increase in net sales is primarily the result of sales generated by four new stores, the Royal Plaza store in Aruba, the Juneau store in Alaska and two stores in Barbados.

Net sales of $11.7 million for stores which were open for the full three month period this year and last year decreased 12.0% from net sales of $13.3 million for the same period last year. This was primarily due to decreased sales in the U.S. Virgin Islands, St. Maarten/St. Martin and Antigua stores. Lower tourist and cruise ship visits to these islands occurred due to damaged infrastructure and tourist facilities on these islands from Hurricanes Luis and Marilyn in September 1995 and the active hurricane season experienced in the Caribbean this year, including Hurricane Bertha in July, which caused the diversion of cruise ships from the region.

GROSS PROFIT

Gross profit as a percentage of net sales during the three month periods ended August 31, 1996 and 1995 were 43.5% and 43.3%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

First quarter selling, general and administrative expenses ("SG&A") increased 20.8% to $7.7 million for the three month period ended August 31, 1996 from $6.3 million for the same period last year. As a percent to net sales, SG&A expenses increased to 48.2% for the quarter ended August 31, 1996 from 45.0% for the same quarter last year. The increase in SG&A expenses this year is due mostly to new stores opened since the first three months of last fiscal year. The increase in SG&A expenses as a percentage of net sales is due to the decline in sales of comparable stores this year.

                                                                      FORM 10-Q
                                                                      Page 12




PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


BUSINESS INTERRUPTION INSURANCE PROCEEDS

For the three month period ended August 31, 1996 the Company recorded $428,000 as Business interruption insurance proceeds which represents the insurance recovery for lost profits from its closed Marigot store during the period.


OTHER

Net interest expense for the three month period ended August 31, 1996 and 1995 totaled $332,000 and $74,000, respectively. The increase is due to higher average borrowings this year to support increased inventories for new stores and the interest on long term debt utilized in the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados in February 1996.

The Company's effective income tax rates for the three month period ended August 31, 1996 and 1995 consisted of a benefit of approximately 18% and 21%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three month period ended August 31, 1996 was $2.7 million compared to $5.5 million used in operations for the same three month period last year. The decrease in net cash used in operations primarily reflects an increase in accounts payable of $5.1 million offset by an increase in inventories of $2.5 million this year, a $436,000 increase in prepaid expenses and other current assets and a $986,000 decrease in accrued and currently deferred income taxes, as compared to the same period in the prior year.

The Company's working capital position as of August 31, 1996 decreased to $31.8 million from $32.6 million at June 1, 1996. Current ratios were 2.21 and 2.63 as of the same periods, respectively. Capital expenditures were approximately $856,000 during the three month period ended August 31, 1996, compared to approximately $1.3 million during the same period last year. Major capital expenditures this year include new in-store merchandise systems and related hardware, upgrade of the Company's central computer system, a new store in Juneau, Alaska and the refurbishment of stores in St. Thomas, Marigot and Antigua.

                                                                      FORM 10-Q
                                                                      Page 13


PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations




The Company has total unsecured credit facilities of $19.6 million provided by its two lead banks. As of August 31, 1996, short-term borrowings of $9.2 million were outstanding against these facilities. Additionally, the Company has secured facilities through its two lead banks for the acquisition of the leasehold rights, fixed assets and inventory of two stores in Barbados. The total borrowing provided for the acquisition was $8.9 million at an approximate 7 1/4% interest rate, with terms of interest only, for the first year and equal principal payments due quarterly over the following three years. It remains management's expectation that funds available from operations and bank financing will be sufficient to fund operations and expansion for at least the next three years.



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports of Form 8-K

(a)   Exhibits--Not Applicable

(b)   Reports on Form 8-K

      No Form 8-K was issued by the registrant during the three month period ended August 31, 1996.

                                                                      FORM 10-Q
                                                                      Page 14

                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITTLE SWITZERLAND, INC.


Date:  October 7, 1996           /s/ Ronald J. Lataille
       ---------------           ----------------------

                                 Ronald J. Lataille
                                 Vice President and
                                 Chief Financial Officer