Form 10-K/A
period 1996-06-01
LITTLE SWITZERLAND INC/DE
filed 1996-10-25
CIK 875523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended June 1, 1996

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                          For transition period from to

                         COMMISSION FILE NUMBER 0-19369


                            LITTLE SWITZERLAND, INC.

        STATE OF DELAWARE-I.R.S. EMPLOYER IDENTIFICATION NO.: 66-0476514

                        161-B Crown Bay Cruise Ship Port
                            St. Thomas U.S.V.I. 00802
                                 (809) 776-2010

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                         Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of July 30, 1996, there were outstanding 8,456,721 shares of the registrant's Common Stock, par value $.01 per share. The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 1996 was approximately $35,602,697, based upon the closing price of $4.375 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of such date.

     Part II, Item 8 of this report on Form 10-K is hereby amended and restated in full by adding such item as follows:






                                     PART II


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                 LITTLE SWITZERLAND, INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         PAGE

Report of Independent Public Accountants ..............   22

Consolidated Balance Sheets ...........................   23

Consolidated Statements of Income .....................   24

Consolidated Statements of
    Changes in Stockholders' Equity ...................   25

Consolidated Statements of Cash Flows .................   26

Notes to Consolidated Financial Statements ............   27 - 42

                               ARTHUR ANDERSEN LLP







                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Little Switzerland, Inc.:



We have audited the accompanying consolidated balance sheets of Little Switzerland, Inc. (a Delaware corporation) and subsidiaries as of June 1, 1996 and May 31, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the fiscal years ended June 1, 1996, May 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Little Switzerland, Inc. and subsidiaries as of June 1, 1996 and May 31, 1995, and the results of their operations and their cash flows for each of the fiscal years ended June 1, 1996, May 31, 1995 and 1994, in conformity with generally accepted accounting principles.



                                           /s/Arthur Andersen LLP





Boston, Massachusetts
July 19, 1996

                              ARTHUR ANDERSEN LLP








                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS







As independent public accountants, we hereby consent to the incorporation by reference of our report, dated July 19, 1996, included in Little Switzerland, Inc.'s Report on Form 10-K/A for the year ended June 1, 1996, into the Company's previously filed Registration Statement on Form S-8 No. 33-46654 (filed on March 25, 1992), Registration Statement on Form S-8 No. 33-46656 (filed on March 25,
1992) and Registration Statement on Form S-8 No. 33-73056 (filed on December 17,
1993).




                                                     ARTHUR ANDERSEN LLP






Boston, Massachusetts
October 25, 1996






                                      22-A



                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (in thousands)
                                                   June 1,      May 31,
                ASSETS                              1996         1995
                                                   -------      -------
Current assets:
   Cash and cash equivalents (Note 2).............$  5,393      $ 2,899
   Accounts receivable............................   1,892        1,820
   Inventory (Note 2).............................  43,678       33,554
   Prepaid expenses and other current assets......   1,607        1,785
                                                    ------       ------

     Total current assets.........................  52,570       40,058
                                                    ------       ------
Property, plant and equipment,
   at cost, (Note 2)..............................  34,247       32,947
  Less--Accumulated depreciation..................  12,522       16,667
                                                    ------       ------
                                                    21,725       16,280
Other assets (Note 2).............................   3,582        2,108
                                                    ------       ------

       Total assets............................... $77,877      $58,446
                                                   =======      =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt (Note 4)..... $   832      $  ---
   Unsecured notes payable (Note 4)...............   7,100         ---
   Accounts payable...............................   6,839        6,484
   Accrued and currently deferred
     income taxes (Notes 2 and 5).................   2,002        2,397
   Other accrued expenses and deferred
     income  (Notes 2 and 12).....................   3,225        2,160
                                                    ------       ------

     Total current liabilities....................  19,998       11,041

Long term debt....................................   8,068         ---

Deferred income taxes (Notes 2 and 5).............      90          234
                                                    ------       ------

        Total liabilities.........................  28,156       11,275
                                                    ------       ------

Commitments and contingencies (Note 6)............    ---          ---

Minority interest (Note 11).......................   1,619         ---
                                                    ------       ------

Stockholders' equity (Notes 1, 3 and 10):
   Preferred stock, $.01 par value--
     Authorized--5,000 shares
     Issued and outstanding--none.................    ---          ---
  Common stock, $.01 par value--
     Authorized--20,000 shares
     Issued and outstanding--8,457 shares
           in 1996 and 8,452 in 1995..............      85           85
    Capital in excess of par......................  14,792       14,776
   Retained earnings..............................  33,225       32,310
                                                    ------       ------

       Total stockholders' equity.................  48,102       47,171
                                                    ------       ------

       Total liabilities, minority interest
         and stockholders' equity................. $77,877      $58,446
                                                   =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)




                                              For the Years Ended
                                     June 1,        May 31,       May 31,
                                      1996           1995          1994
                                     -------        -------       -------
Net sales............................$62,895        $72,240       $64,312
Cost of sales........................ 36,164         41,307        35,968
                                     -------        -------       -------

Gross profit......................... 26,731         30,933        28,344

Selling, general and
administrative expenses
  (Note 2)........................... 29,778         26,197        23,123

Gain on insurance
   proceeds (Note 12)................  4,713          ---             ---
                                     -------        -------       -------

   Operating income..................  1,666          4,736         5,221

Interest expense, net................    558            240           225
                                     -------        -------       -------


   Income before provision
     for income taxes................  1,108          4,496         4,996
Provision for income taxes
  (Notes 2 and 5)....................    193            802           898
                                     -------        -------       -------

Net income...........................$   915        $ 3,694       $ 4,098
                                     =======        =======       =======

Net income per share
  (Note 2)...........................$  0.11        $  0.44       $  0.49
                                     =======        =======       =======
Weighted average shares
   outstanding (Notes 1
   and 2)............................  8,456          8,451         8,446
                                     =======        =======       =======







The accompanying notes are an integral part of these consolidated financial statements.


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)



                                               Capital in
                               Common Stock    Excess of    Retained
                              Shares  Amount      Par       Earnings     Total
                              ------  ------    ---------   --------     -----
Balance, May 31, 1993          8,442   $  84    $14,715     $24,518    $39,317
   Net income                      -       -          -       4,098      4,098
   Exercise of stock options
   (Note 10)                       -       -          -           -          -
   Shares issued under stock
   purchase plan (Note 10)         7       -         43           -         43
                               -----    ----     ------     -------     ------

Balance, May 31, 1994          8,449   $  84     14,758      28,616    $43,458
   Net income                      -       -          -       3,694      3,694

   Exercise of stock options
     (Note 10)                     -       -          -          -          -

   Shares issued under stock
   purchase plan (Note 10)         3       1         18          -         19
                               -----    ----     ------    -------     ------
Balance, May 31, 1995          8,452     $85    $14,776    $32,310    $47,171

  Net income                       -       -          -        915        915

  Exercise of Stock options
    (Note 10)                      -       -          -          -          -

  Shares issued under stock
  purchase plan (Note 10)          5       -         16          -         16
                               -----    ----     ------    -------    -------

Balance, June 1, 1996          8,457     $85    $14,792    $33,225    $48,102
                               =====    ====    =======    =======    =======






The accompanying notes are an integral part of these consolidated financial statements.


                  LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                     For the Years Ended
                                                  June 1,   May 31,   May 31,
                                                   1996      1995      1994
                                                   ----      ----      ----
Cash flows from operating activities:
 Net income                                      $   915   $ 3,694   $ 4,098
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                   2,489     2,157     1,833
   Loss on Retirement of fixed assets              2,918       ---       ---
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable       (72)     (244)     (132)
    (Increase) decrease in inventory              (3,499)   (4,477)    6,812
    (Increase) decrease in prepaid expenses
        and other current assets                     178      (489)      219
    Increase (decrease) in accounts payable          355     1,350      (448)
    Increase (decrease) in other accrued expenses
        and deferred income                        1,065       100      (318)
    Increase (decrease) in accrued and
       currently deferred income taxes              (395)      536       647
    (Decrease) in deferred income taxes             (144)     (122)     (438)
                                                  -------   -------   -------
 Net cash provided by operating activities         3,810     2,505    12,273
                                                  -------   -------   ------

Cash flows from investing activities:
Capital expenditures                              (6,806)   (4,542)   (3,738)
  Decrease (Increase) in other assets             (1,609)      286       269
  Acquisition of inventory and fixed assets
       (Notes 2 and 11)                           (8,917)      -      (1,247)
                                                 --------  --------   -------
Net cash used in investing activities            (17,332)   (4,256)   (4,716)
                                                 --------  --------   -------

Cash flows from financing activities:
   Borrowing under unsecured notes payable        32,400    36,297     7,100
   Repayment of unsecured notes payable          (25,300)  (36,297)  (11,975)
   Proceeds from long term borrowing               8,900       -         -
   Issuance of common stock                           16        18        43
                                                 --------  --------  -------
        Net cash provided by (used in)
          financing activities                    16,016        18    (4,832)

Net (decrease) increase in cash
             and cash equivalents:                 2,494    (1,733)    2,725
Cash and cash equivalents, beginning of year       2,899     4,632     1,907
                                                 --------  --------  -------

Cash and cash equivalents, end of year           $ 5,393   $ 2,899   $ 4,632
                                                 =======   ========  =======

Cash paid during the year for:
               Income Taxes                      $   762   $   316   $   620
                                                 =======   ========  =======
               Interest                          $   590   $   240   $   289
                                                 =======   ========  =======

Non-cash activity:
   Issuance of Preferred Stock by subsidiary
     in acquisition of inventory and fixed assets  1,619       -         -
                                                 =======   ========  =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996

(1)  Organization

     Little Switzerland, Inc. (the "Company") was incorporated in May 1991. A wholly owned subsidiary of Town & Country Corporation ("Town & Country") contributed to the Company all of the outstanding shares of L.S. Holding, Inc. and L.S. Wholesale, Inc. in exchange for 10,000,000 shares of the Company's common stock. On June 3, 1991, the Company declared an 84 for 100 stock split resulting in outstanding shares of common stock of 8,400,000, which has been retroactively reflected in the accompanying consolidated financial statements.

     L.S. Holding, Inc. was incorporated in July 1980 and has nine operating subsidiaries: Montres et Bijoux, S.A.R.L.; World Gifts Imports N.V.; L.S. Holding (Aruba) N.V.; L.S. Holding (Curacao) N.V.; Little Switzerland (St. Kitts & Nevis) Limited; Little Switzerland (Antigua) Limited; Little Switzerland (St. Lucia) Limited and L.S. Holding (USA), INC., World Gift Imports (Barbados) Limited, (Note 2) which operate retail stores in the Virgin Islands, Aruba, St. Kitts, Antigua, St. Lucia, the French and Netherlands Antilles, and Barbados. Little Switzerland (BVI) Limited, incorporated in the British Virgin Island was not yet in operation at June 1, 1996.

     L.S. Wholesale, Inc. was incorporated in October 1987 and purchases inventory for distribution to L.S. Holding, Inc.'s retail stores.

     In July 1991, the Company completed an initial public offering (the "Offering") whereby Switzerland Holding Inc., a wholly-owned subsidiary of Town & Country, sold 5,700,000 shares of the Company's common stock at $12 per share. Switzerland Holding, Inc. received all of the proceeds and paid substantially all of the costs of the offering.

     Subsequent to the offering, Switzerland Holding owned 2,700,000 shares of the Company's Common Stock (approximately 32% of the issued and outstanding Common Stock as of May 31, 1994) which were not registered in the Offering. In connection with the consummation of the recapitalization of Town & Country ("T&C") in May 1993 (the "Recapitalization"), Switzerland Holding was dissolved and 2,533,279 shares of such stock were transferred to a trust (the "Trust") established for the benefit of T&C and the holders of T&C's Exchangeable Preferred Stock (the "T&C Exchangeable Preferred Stock"). Each holder of a share of T&C Exchangeable Preferred Stock may exchange such share for one share of the Company's Common Stock held in the Trust.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996

(1)  ORGANIZATION--(CONTINUED)

     On April 6, 1993, T&C exercised its rights under a Registration Rights Agreement and requested that the Company file with the SEC a registration statement covering the shares of the Company's Common Stock currently held in The Trust. In accordance with the terms of the Registration Rights Agreement, the Company caused such shares to be registered with the SEC.

     In November 1994, holders of an aggregate of 2,381,038 shares of T&C Exchangeable Preferred Stock exercised their right to exchange such shares for Little Switzerland Common Stock on a share-for-share basis. Accordingly, the Trust currently holds 152,241 shares of Little Switzerland Common Stock for the benefit of T&C and the holders of T&C Exchangeable Preferred Stock.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Presentation

     The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiaries L.S. Holding, Inc. and L.S.
Wholesale, Inc. Certain reclassification have been made to prior years' consolidated financial statements to conform to the June 1, 1996 presentation. All significant intercompany balances have been eliminated in consolidation.

     Effective with the second quarter of fiscal 1996, the Company adopted a "4-5-4" fiscal calendar wherein each fiscal quarter contains two four week periods and one five week period, with each period beginning on a Sunday and ending on a Saturday. Previously, the Company used calendar months for its fiscal periods. The purpose of this change is to provide more consistent comparability between fiscal periods. The change in fiscal calendar added one day to fiscal 1996 as compared to a calendar year. Management estimates that the one day gained from this calendar change had no material effect on the reported net income for fiscal 1996.

   Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Foreign Operations

     Net sales and operating income from foreign operations (non-U.S. possessions) amounted to 61%, 54% and 52%, and 78%, 20% and 34% of total net sales and operating income, respectively, in fiscal 1996, 1995 and 1994, respectively. Inter-segment sales were not material for all periods presented. Identifiable assets of foreign operations amounted to 53%, 54% and 51% of total assets as of June 1, 1996, May 31, 1995 and 1994, respectively.


   Inventory

     Inventory is valued at the lower of cost (first-in, first-out) or market value and consists almost entirely of finished merchandise purchased for resale.



   Advertising

     The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising consists primarily of advertisements with local and national travel magazines which are produced on a periodic basis and distributed to visiting tourists and fees paid for promotional "port lecturer" programs directed primarily at cruise passengers.

    Advertising expense for fiscal 1996, 1995, 1994 was approximately $3,008,000, $2,078,000 and $1,958,000, respectively. Prepaid advertising of approximately $461,000 and $572,000 at June 1, 1996, and May 31, 1995,
respectively, is included in the consolidated balance sheets as prepaid expenses and other current assets.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 1, 1996

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   Property, Plant and Equipment

     Fixed assets are depreciated over their estimated useful lives, principally using the straight-line method. Property, plant and equipment consist of the following:


                           Estimated
                          Useful Life              June 1          May 31
                             Range                  1996            1995
                             -----                  ----            ----
Land and buildings        20-40 Years            $ 7,191,000    $ 7,167,000
Furniture
 and fixtures............. 3-10 Years             11,671,000     11,825,000
Equipment................. 3-20 Years              3,615,000      4,628,000
Construction in
 progress.................    ---                    414,000        110,000
Leasehold                  Life of the lease
 improvements............. or useful life,
                           whichever is shorter   11,356,000      9,217,000
                                                 -----------     ----------

                                                 $34,247,000    $32,947,000
                                                 ===========     ==========

   Income Taxes

     The Company uses The liability method to account for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws.

   Other Assets

     Other assets consist primarily of amounts related to non-competition agreements, rental premiums, rental deposits and the excess of cost over the fair market value of the net assets of the business acquired (goodwill). Amounts related to non-competition agreements are amortized over the lives of the respective agreements and amounts related to rental premiums are amortized over the lives of the related leases. Amounts related to goodwill are being amortized over periods of up to 10 years. Accumulated amortization for all periods presented was not material.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


     The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121. Accounting for the Impairment of Long- lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.


   Foreign Exchange Contracts

     The Company enters into foreign exchange contracts to hedge against foreign currency fluctuations for purchase commitments and accounts payable denominated in foreign currencies. Gains and losses on contracts to hedge purchase commitments are included in the cost basis of the related purchases. Deferred gains of approximately $213,000 and $29,000, respectively, are included in the inventory balances at June 1, 1996 and May 31, 1995, respectively.

     At June 1, 1996, the Company had various contracts maturing during the period from June through September, 1996 at contractually predetermined rates totaling approximately $7,600,000.

     The Company's functional currency, under Statement of Financial Accounting Standards No. 52, for all foreign locations is the U.S. dollar. Accordingly, all transaction and translation gains and losses are included in the accompanying consolidated income statements. Gains and losses for all periods presented were not material.


   Other Accrued Expenses and Deferred Income

     Other accrued expenses and deferred income are comprised of the following:

                                               June 1,        May 31,
                                                1996           1995


Deferred income (Note 12)...................   560,000         --
Customer deposits...........................$  512,000      $  518,000
Payroll and related items................... 1,569,000       1,270,000
Other.......................................   584,000         372,000
                                            ----------      ----------
                                            $3,225,000      $2,160,000
                                            ==========      ==========

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   Fair Value of Financial Instruments

     In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value amounts of its financial instruments using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable and bank debt. The carrying value of these assets and liabilities are a reasonable estimate of their fair value at June 1, 1996.

   Net Income per Share

     Net Income per share is computed based on the weighted average number of common and common equivalent shares outstanding, where dilutive, during each period. Common equivalent shares result from the assumed exercise of stock options (Note 10).

   Cash Flows

     For the purpose of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.


(3) TRANSACTIONS WITH AFFILIATES


     The Company enters into a number of transactions with Town & Country Corporation of which two of the Company's Directors are Executive Officers. The Company purchases a portion of its merchandise from Town & Country and its affiliated companies at prices that approximate arm's-length transactions. Such purchases totaled approximately $1,443,000, $2,502,000 and $1,388,000 in fiscal 1996, 1995 and 1994, respectively.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996



(4) CREDIT ARRANGEMENTS

     The Company has available a total of $19.6 million in unsecured credit facilities, of which $12.5 million is available for borrowing with maturities ranging from one to three years from June 1, 1996. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowing against these credit facilities totaled $7.1 million and zero as of June 1, 1996, and May 31, 1995, respectively. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25% and is payable monthly. The principal is payable in equal quarterly payments over a four year period commencing March 1997. As of June 1, 1996, the Company was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts. The weighted average interest rates incurred during fiscal 1996, 1995 and 1994 were approximately 6.5%, $7.9% and 5.6%, respectively.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996


(5)  INCOME TAXES

     The domestic (United States Virgin Islands "USVI", and Ketchikan, Alaska) and foreign components of income before income taxes are as follows:

                                For the Fiscal Years Ended
                               June 1,          May 31,         May 31,
                                1996             1995            1994

Domestic.....................$  202,000        $3,583,000      $3,296,000
Foreign......................   906,000           913,000       1,700,000
                             ----------        ----------      ----------
                             $1,108,000         $4,496,00      $4,996,000
                             ==========         =========      ==========



The components of the provision (benefit) for income taxes are as follows:

                                     For the Fiscal Years Ended

                                  June 1,         May 31,         May 31,
                                   1996            1995            1994
                                  -----            ----            ----
Current:
 Domestic................ ..  $  137,000        $  522,000      $  647,000
 Foreign.................. .     200,000           402,000         689,000
                              ----------        ----------      ----------

                                 337,000           924,000       1,336,000
                              ----------        ----------      ----------

Deferred:
 Domestic.....................  (144,000)         (122,000)       (438,000)
 Foreign......................        --                --              --

                              ----------        ----------      ----------
                              $  193,000        $  802,000      $  898,000
                              ==========        ==========      ==========




     The deferred tax benefit results primarily from the use of different depreciation methods for financial reporting and tax purposes as well as the difference in timing as to when insurance recoveries are taxable and when they are recorded as income in the financial statements.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996


(5)  INCOME TAXES--(CONTINUED)


The Company's effective tax rate is less than the USVI statutory rate of 37.4% due to the following:

                                     For the Fiscal Years Ended
                                    June 1,         May 31,       May 31,
                                     1996            1995          1994
                                     ----            ----          ----

Computed tax provision
  at statutory rate                 426,000        $1,682,000    $1,869,000

Increases (reductions)
 resulting from--
 Differences between
 foreign provisions
 recorded and provisions
 at USVI rate                        (59,000)          62,000        53,000

Effect of earnings of
 subsidiary in USVI subject
 to lower tax rate                (1,032,000)        (942,000)   (1,033,000)

Effect of subsidiary net
 operating losses not
 benefited                           858,000               --            --

Other                                     --               --         9,000
                                  ----------      -----------   ------------

                                   $ 193,000       $  802,000    $  898,000
                                 ===========      ===========   ============


The lower tax rate in effect on certain of the income of a subsidiary in the USVI expires, subject to renewal, in 1998 and had the effect of increasing earnings per share by $0.12, $0.11 and $0.12 in fiscal 1996, 1995 and 1994, respectively.

     The net effective tax rate was approximately 17.4% for fiscal year 1996 and 17.8% for fiscal years 1995 and 1994.

     The deferred tax liability of $90,000 and $234,000 at June 1, 1996 and May 31, 1995, respectively, is the result of the use of accelerated depreciation

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996


(5) INCOME TAXES--(CONTINUED)

methods for tax purposes as well as the difference intiming as to when insurance proceeds are taxable and when they are recorded as income in the financial statements. The Company's only deferred tax assets consist of net operating loss carryforwards totaling $858,000, for which a full valuation reserve has been recorded.

(6) COMMITMENTS AND CONTINGENCIEs

     Certain of the Company's facilities and retail stores are occupied under operating leases expiring at various dates. The Company's rental commitments under the noncancelable portion of these leases for each of the next five years and, in total, thereafter at June 1, 1996 are as follows:


                                                 Total Lease
         Year                                    Commitment
         ----                                    ----------
         1997.................................   $3,937,000
         1998.................................    3,640,000
         1999.................................    2,854,000
         2000.................................    2,340,000
         2001.................................    1,742,000
         Thereafter...........................    2,514,000
                                                -----------
                                                $17,027,000
                                                ===========

     Rental expense included in the accompanying consolidated statements of income amounted to approximately $3,345,000, $3,027,000 and $2,487,000 in fiscal 1996, 1995 and 1994, respectively.

     The Company owns the building which houses its headquarters and warehouse on St. Thomas and leases the underlying real property from the Virgin Islands Port Authority under a 10-year ground lease. The ground lease is subject to two five-year renewal terms and may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements.

     Prior to the Company's initial public offering, Town & Country and several of its wholly-owned subsidiaries had supplied the Company with jewelry. Pursuant to written agreements entered into between Town & Country and each of its subsidiaries and the Company, the subsidiaries have continued to supply jewelry to the Company at the Company's option on the same terms and conditions as were in effect prior to the initial public offering (Note 1). These agreements are automatically renewed each year unless either party terminates upon 60 days notice prior to the end of a year.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996

(6)  COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company is not a party to any material pending legal proceedings, other than ordinary litigation incidental to the business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on the Company's financial condition.

     As a result of the high cost of wind insurance within the Caribbean, management believes that currently available premiums are not justifiable in light of the related risk. For fiscal 1997, the Company is only insured for damage caused by wind for amounts in excess of $5,000,000, subject to certain deductibles.

(7)  FRANCHISE AGREEMENT

     In fiscal 1988, the Company entered into a 10-year franchise agreement with Solomon Brothers Limited ("Solomon"), a Bahamian company engaged in the wholesale and retail distribution of jewelry, gift items and consumables in the Bahamas. Solomon is responsible for developing each store, in accordance with the Company's specifications, once a new location has been agreed upon. The Company provides ongoing assistance in retail and merchandising methods. Solomon is responsible for the operation of each store, but the general operating methods are dictated by the Company. Currently, Solomon operates nine locations in the Bahama Islands under the name of "Little Switzerland." Two of the Company's Directors are Directors of Solomon.

     In return for the use of the Little Switzerland name and the services provided by Little Switzerland, the Company receives an annual franchise fee which enables the Company to participate in the revenue of both Little Switzerland stores operated by Solomon and other Solomon retail stores which are not operated under the Little Switzerland name. Franchise fees are accrued by the Company as earned based upon Solomon's revenues, as defined, and for fiscal 1996, 1995 and 1994 were approximately $100,000 , $37,000 and $76,000, respectively.

(8)  EMPLOYEE BENEFIT PLANS

     The Company provided a tax-qualified discretionary contribution retirement plan for eligible USVI employees to which the Company, at its discretion, contributed. Each employee became a participant following completion of one year's employment, or, if later, the attainment of age 21. All participants became fully vested after seven years of service. The amount accrued and charged to expense for fiscal 1995 in connection with this plan was approximately $50,000. The Company did not contribute to this plan for fiscal 1994.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996


(8)  EMPLOYEE BENEFIT PLANS--(CONTINUED)


     Effective June 1, 1996, the Company replaced its Discretionary Contribution Plan with a 401(k) Plan under which the Company matches each employee's contribution up to 3% of compensation. During fiscal 1996 the Company matching totaled approximately $92,000. The Company's contributions vest based on the employee's years of service, with full vesting after five years of service.


(9)  QUARTERLY DATA (UNAUDITED)

     The following presents the unaudited quarterly results of operations for fiscal 1996 and 1995 (in thousands except per share data):

                             First        Second       Third          Fourth
                            Quarter       Quarter     Quarter        Quarter
                             Ended         Ended       Ended          Ended
                           August 31    December 2    March 30       June 1
                           ---------    ----------    --------       ------
FISCAL 1996
Net sales                   $14,068      $ 9,752       $20,680      $18,395
Gross profit                  6,091        4,171        11,794        7,582
Net income(loss)               (250)      (1,891)          397        2,658
Net income(loss) per share   $(0.03)      $(0.22)        $0.05        $0.31



                           August 31    November 30   February 28     May 31
                           ---------    -----------   -----------     ------
FISCAL 1995
Net sales                   $12,101      $14,959       $25,859       $19,321
Gross profit                  5,293        6,686        11,116         7,838
Net income(loss)               (119)         405         3,092           317
Net income (loss) per share  $(0.01)       $0.05         $0.37         $0.04


(10)  STOCKHOLDERS' EQUITY

   Stock Options

     During 1991, the Company established the 1991 Option Plan which reserves a maximum of 500,000 shares of the Company's common stock to cover option awards to key employees and directors who are also full time employees of the Company. As of June 1, 1996, 498,300 option shares were outstanding under the 1991 Plan. In fiscal 1996, upon his appointment as President & Chief Executive Officer, John E. Toler, Jr. was awarded an option to purchase an aggrerate of 300,000

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 1, 1996

(10)  STOCKHOLDERS' EQUITY--(CONTINUED)

shares of the Company's common stock at an option price of $3.50 per share, the market value on the date of grant, subject to stockholder approval of an amendment to increase the number of authorized option shares available under the 1991 Plan. These option shares are not included in the summary table, below.

     During 1992, the Company established the 1992 Option Plan which reserves a maximum of 150,000 shares of the Company's common stock to cover option awards to non-employee directors of the Company. As of June 1, 1996, 70,000 option shares have been granted and were outstanding under the 1992 Plan.

     Stock options under the 1991 and 1992 Plans outstanding, granted, exercisable, exercised or canceled during fiscal years 1996, 1995 and 1994 are as follows:


                         1996                 1995               1994
                   ------------------  ----------------   -----------------

                   Number of   Price   Number of   Price   Number of  Price
                     Shares    Range    Shares     Range    Shares    Range
                     ------    -----    ------     -----    ------    -----


Outstanding at                 $ 4.75              $10.00             $10.00-
Beginning of year    559,000    15.625   465,550    15.625   436,900   15.625

                                                   $ 4.75-            $ 6.00-
Granted               12,000   $ 5.88    222,000     6.50     84,000    9.00

Exercised               0          -        0         -         0        -

                                                   $ 9.00-             $10.00-
Canceled               3,500   $10.00    127,750    12.75     55,350    12.75
                     -------   -------   -------   ------    -------   -------


Outstanding at                 $ 4.75-             $ 4.75-            $10.00-
  end of year        568,300    15.625   559,800    15.625   465,550   15.625
                     =======   =======   =======   =======   =======   =======


Options exercisable
  at end of fiscal             $ 4.75-              $ 6.50-            $10.00-
  year               139,011    15.625    83,510     15.625   196,761   15.625
                     =======   =======    ======    =======   =======   ======

                 LITTLE SWITZERLAND, INC AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 1, 1996


(10) STOCKHOLDERS' EQUITY--(CONTINUED)

  EMPLOYEE STOCK PURCHASE PLAN

     The Company has reserved 100,000 shares of common stock for issuance to employees under the terms of the 1992 Employee Stock Purchase Plan. Under this plan, 18,775 shares have been issued as of June 1, 1996.

   SHAREHOLDER RIGHTS AGREEMENT

     On July 24, 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to stockholders of record as of the close of business on July 25, 1991. Such rights only become exercisable, and transferable apart from the common stock upon the earliest to occur of (i) ten business days after the first public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of common stock (an "Acquiring Person")(the date of the public announcement is hereinafter referred to as the "Stock Acquisition Date"); (ii) ten business days following the commencement of tender or exchange offer that would result in a person or group becoming an Acquiring Person, or
(iii) the declaration by the Board of Directors that any person is an Adverse Person. A "Grandfathered Person" (as defined below) shall not become an Acquiring Person unless such Person shall become the beneficial owner of more than the Grandfathered Percentage (as defined below) of the outstanding shares of common stock. In the event that a person becomes an Acquiring Person or the Board of Directors determines that a person is an Adverse Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive upon exercise that number of Units of Series A Preferred Stock having a market value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction or 50% of the Corporation's assets or earning power is sold, the rights entitle holders to acquire common stock of the acquiring company having a value equal to two times the exercise price of the rights (such right is referred to as the "Merger Right"). The rights may be redeemed in whole by the Company at $.01 per right at any time prior to (i) the date on which a person is declared an Adverse Person,
(ii) the tenth business day after the Stock Acquisition Date, or (iii) the occurrence of an event giving right to a Merger Right. The rights will expire on July 24, 2001.

     A Grandfathered Person is generally defined as any person who or which, together with its affiliates and associates, was, as of the close of business on July 25, 1991, the beneficial owner of 15% or more of the shares of common stock

                 LITTLE SWITZERLAND, INC AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 1, 1996


(10) STOCKHOLDERS' EQUITY--(CONTINUED)

then outstanding. The Grandfathered Percentage is generally defined as the percentage of outstanding shares of common stock beneficially owned by a Grandfathered Person as of the close of business on July 25, 1991 plus an additional two percentage points.

     The Shareholder Rights Agreement was amended in April 1993 in connection with the recapitalization of Town & Country to permit, among other things, the shares of common stock owned by Town & Country to be transferred to a trust established for the benefit of Town & Country and the holders of shares of Town & Country's Exchangeable Preferred Stock.

(11) ACQUISITIONS

     On April 25, 1994, the Company purchased certain inventory, fixed assets and leasehold interest of "La Parfumerie," a fragrance boutique located in Antigua, for $1,247,000. The transaction was accounted for using the purchase method of accounting. The proforma impact of the transaction is not material to the results of the periods presented.

     On February 16, 1996, World Gift Imports (Barbados), Inc., a subsidiary of LS Holding, Inc. which is a subsidiary of Little Switzerland, Inc. (the "Company"), purchased the leasehold rights, fixtures and inventories of two retail stores located in Barbados, West Indies from Dacosta Mannings Inc., a subsidiary of Barbados Shipping & Trading Company Limited. The two stores were previously operated under the name of Louis Bayley and sold merchandise similar to that carried in the Company's retail stores such as name brand watches, jewelry, china, crystal and gift items at duty free prices. The Company began operating the two stores as "Little Switzerland" stores on February 19, 1996.

     The purchase price of approximately $10.6 million was financed by bank borrowing provided by the Company's two primary banks, Chase Bank and Bank of Nova Scotia, of approximately $9 million and the issuance of preferred stock of approximately $1.6 million by World Gift Imports (Barbados), Inc. to the seller. The purchase price is subject to adjustment three and four years after the closing date, based on the sales performance of the two purchased stores and any additional stores that may be opened by the Company in Barbados during that period. As a part of the purchase agreement, the Company pays to the seller a management fee of 2.5% of its Barbados stores annual sales up to $15 million and 1.25% of annual sales in excess of $15 million, so long as the preferred stock is unredeemed. The preferred stock may be redeemed by the Company at face value at any time after three years from the date of close through nine years from the date of close. Following that period, the Company retains the right of first refusal to match any bona fide offer from a third party to purchase the preferred stock.

                 LITTLE SWITZERLAND, INC AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 1, 1996


(11) ACQUISITION --- (CONTINUED)

     The transaction has been accounted for as a purchase transaction whereby the purchase price, including transactions costs, has been allocated to the tangible and intangible assets acquired, based on their estimated fair value as of February 16, 1996, which may be revised at a later date. However, the Company does not expect material changes to the allocation of the purchase price.

     Unaudited pro forma operating results of the Company for the years ended June 1, 1996 and May 31, 1995 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1994, are as follows:



                                             Fiscal Year Ended

                                            June 1,        May 31,
                                              1996           1995
                                          ---------       ---------

Net sales..............................  $68,661,000    $77,932,000
Net income.............................    1,103,000      2,944,000
Net income per share...................       .13            .35
Weighted average shares outstanding....    8,456,000      8,451,000


(12) GAIN ON INSURANCE PROCEEDS

     In September, 1995, Hurricanes Luis and Marilyn inflicted damage on several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. As of July 17, 1996, all stores have reopened with the exception of one store in Marigot, St. Martin, which is scheduled to reopen in the fall of 1996.

     The Company has settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with this final settlement, the company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing fiscal 1997 lost profits for the as yet to be reopened Marigot store, has been recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize, this 22nd day of October 25, 1996.
                                          Little Switzerland, Inc.

                                          By: /s/John E. Toler, Jr.
                                              John E. Toler, Jr.
                                              Chief Executive Officer,
                                              President