Form 10-Q
period 1996-11-30
LITTLE SWITZERLAND INC/DE
filed 1997-01-14
CIK 875523

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For quarterly period ended November 30, 1996

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

                    YES    [ X ]     NO    [  ]



At January 13, 1997, 8,461,488 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED November 30, 1996


                                                             PAGE
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
      November 30, 1996 (unaudited) and
      June 1, 1996                                            3

      Consolidated Statements of Income
      for the three and six months
      ended November 30, 1996 and December 2,
      1995 (unaudited)                                        4


      Consolidated Statements of Cash Flows
      for the six months ended November 30,
      1996 and December 2, 1995 (unaudited)                   5

      Notes to Consolidated Financial
      Statements (unaudited)                                  6-10


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                11-13


PART II. OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K             14

Signature Page                                               15

PART I.  FINANCIAL INFORMATION                                      FORM 10-Q
Item 1.  Financial Statements                                       Page 3

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (in thousands)

                                                    November 30,      June 1,
                          ASSETS                      1996              1996
                                                    ---------        ---------
Current assets:                                     (unaudited)
   Cash and cash equivalents........................$  5,568         $  5,393
   Accounts receivable..............................   1,864            1,892
   Inventory........................................  49,826           43,678
   Prepaid expenses and other current assets........   3,194            1,607
                                                    ---------        ---------
         Total current assets.......................  60,452           52,570
                                                    ---------        ---------

Property, plant and equipment, at cost..............  36,898           34,247
   Less -- Accumulated depreciation................. (14,093)         (12,522)
                                                    ---------        ---------
                                                      22,805           21,725
                                                    ---------        ---------

Other assets........................................   3,463            3,582
                                                    ---------        ---------

         Total assets...............................$ 86,720         $ 77,877
                                                    =========        =========

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt................$  1,388         $    832
   Unsecured notes payable..........................  13,600            7,100
   Accounts payable.................................  11,991            6,839
   Accrued and currently deferred income taxes......     529            2,002
   Other accrued expenses and deferred income.......   2,587            3,225
                                                    ---------        --------

         Total current liabilities..................  30,095           19,998

Long term debt......................................   7,513            8,068

Deferred income taxes...............................      90               90
                                                    ---------        --------

         Total liabilities..........................  37,698           28,156
                                                    ---------        --------

Commitments and contingencies.......................     ---              ---

Minority interest...................................   1,619            1,619
                                                    ---------        --------

Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none....................     ---              ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,459 shares
      at November 30, 1996 and 8,457
      at June 1, 1996...............................      85               85
  Capital in excess of par..........................  14,801           14,792
  Retained earnings.................................  32,517           33,225
                                                    ---------        --------

      Total stockholders' equity....................  47,403           48,102
                                                    ---------        --------

      Total liabilities, minority interest
         and stockholders' equity...................$ 86,720         $ 77,877
                                                    =========        ========

           See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                      FORM 10-Q
Item 1. Financial statements                                       Page 4


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                                 For the three               For the six
                                 months ended                months ended
                          November 30,  December 2,   November 30,  December 2,
                             1996          1995          1996         1995
                          -----------   ----------    -----------   ----------

Net sales...................$17,458      $ 9,751        $33,326     $23,820
Cost of sales...............  9,820        5,581         18,792      13,558
                            --------     --------       --------    -------

Gross profit................  7,638        4,170         14,534      10,262

Selling, general and
administrative expenses.....  7,538        6,369         15,190      12,702

Business interruption
insurance proceeds..........    132          ---            560         ---
                            --------     --------       --------     -------

  Operating income (loss)...    232       (2,199)           (96)     (2,440)

Interest expense, net.......    436          106            768         181
                            --------     --------       --------     -------


   (Loss) before benefit
      for income taxes......   (204)      (2,305)          (864)     (2,621)

(Benefit) for income taxes..    (38)        (414)          (156)       (480)
                            --------     --------       --------     -------


Net (loss)..................$  (166)     $(1,891)          (708)     $(2,141)
                            ========     ========       ========     ========


Net (loss) per share........$ (0.02)     $ (0.22)        $(0.08)       (0.25)
                            ========     ========       ========     ========



Weighted average shares
    outstanding...............  8,459      8,454          8,459         8,454
                              ========   ========       ========      =======

                                           `





            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                       FORM 10-Q
Item 1. Financial statements                                        Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                      For the six months ended
                                                      November 30,  December 2,
Cash flows from operating activities:                    1996          1995
                                                       ---------     --------
Net (loss)...........................................$   (708)      $ (2,141)
     Adjustments to reconcile net loss to
       net cash provided by operating activities--
       Depreciation and amortization.................   1,571          1,158
       Changes in assets and liabilities:
         Decrease in accounts receivable.............      28             40
        (Increase) in inventory......................  (6,148)        (3,598)
        (Increase) in prepaid expenses
           and other current assets..................  (1,587)          (908)
         Decrease in other assets....................     119             15
       Increase in accounts payable..................   5,152          3,003
        (Decrease) increase in other accrued
            expenses and deferred income.............    (757)         1,885
        (Decrease) in accrued and currently
           deferred income taxes.....................  (1,353)          (712)
                                                       -------        -------
   Net cash (used in) operating activities...........  (3,683)        (1,258)
                                                       -------        -------

Cash flows from investing activities:
     Capital expenditures............................  (2,651)        (2,791)
                                                       -------        -------
   Net cash (used in) investing activities...........  (2,651)        (2,791)
                                                       -------        -------
Cash flows from financing activities:
     Increase in unsecured notes payable.............   6,500          5,500
     Issuance of common stock........................       9              9
                                                       -------        -------
Net cash provided by financing activities............   6,509          5,509
                                                       -------        -------

Net  increase  in cash and cash equivalents..........     175          1,460

Cash and cash equivalents, beginning of period.......   5,393          2,899
                                                       -------        -------
Cash and cash equivalents, end of period.............$  5,568       $  4,359
                                                       =======        =======



During the six months ended November 30, 1996 and December 2, 1995, the Company paid income taxes of $1,197 and $232, respectively, and paid interest of $709 and $172, respectively.



           See accompanying notes to consolidated financial statements

FINANCIAL INFORMATION                                             FORM 10-Q
Item 1.  Financial statements                                     Page 6


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1996 and December 2, 1995 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest report on Form 10-K.

         Effective with the second quarter of fiscal year 1996, the Company adopted a "4-5-4" fiscal calendar wherein each fiscal quarter contains two four week periods and one five week period, with each period beginning on a Sunday and ending on a Saturday. Previously, the Company used calendar months for its fiscal periods. The purpose of this change is to provide more consistent comparability between fiscal periods. The change in fiscal calendar resulted in three less days in the six month period of the current year, as compared to the prior year. Management estimates that these three days represent approximately a $.01 per share net income in the prior six month period. There was no fiscal calendar difference in the three month period, this year compared to last year.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year, due to the seasonal nature of the Company's operations.


2. USE OF ESTIMATES

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


4. CREDIT ARRANGEMENTS

     The Company has available a total of $17.5 million in unsecured credit facilities, of which $3.9 million is available for borrowing with maturities ranging from one to three years from November 30, 1996. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled $13.6 million as of November 30, 1996. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of November 30, 1996, the Company was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts.


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

                                                                   FORM 10-Q
                                                                   Page 8


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

7.  INTANGIBLE ASSETS

         The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.


8. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management intends to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting provision for employee stock- based compensation under SFAS No. 123, but will include the additional required disclosures in the fiscal 1997 year end financial statements.


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

                                                                  FORM 10-Q
                                                                  Page 9

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


10.  COMMITMENTS AND CONTINGENCIES

         In September 1995, Hurricanes Luis and Marilyn inflicted damage to several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. As of November 30, 1996, all stores have reopened.

         The Company has settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with this final settlement, the Company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing fiscal 1997 lost profits for a store in Marigot not reopened until November 1996, was recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996. In the current quarter and six month period, the Company recorded $132,000 and $560,000, respectively, of that amount as business interruption insurance proceeds, which represents lost profits for the closed Marigot store.

         The Company is insured for property losses and related business interruption losses in excess of 5% of the insured value of the property subject to a claim. For fiscal years 1995 and 1996, the Company was only insured for wind related losses in excess of $5 million, subject to certain deductibles.


11.  ACQUISITION

         On February 16, 1996, World Gift Imports (Barbados), Inc., a subsidiary of LS Holding, Inc. which is a subsidiary of Little Switzerland, Inc. (the "Company"), purchased the leasehold rights, fixtures and inventories of two retail stores located in Barbados, West Indies, from Dacosta Mannings Inc., a subsidiary of Barbados Shipping & Trading Company Limited. The two stores were previously operated under the name of Louis Bayley and sold merchandise similar to that carried in the Company's retail stores, such as name brand watches, jewelry, china, crystal and gift items at duty free prices. The Company began operating the two stores as "Little Switzerland" stores on February 19, 1996.

                                                                  FORM 10-Q
                                                                  Page 10


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


      The purchase price of approximately $10.6 million was financed by bank borrowing provided by the Company's two primary banks, Chase Bank and Bank of Nova Scotia, of approximately $8.9 million and the issuance of preferred stock of approximately $1.6 million by World Gift Imports (Barbados), Inc. to the seller. The purchase price is subject to adjustment three and four years after the closing date, based on the sales performance of the two purchased stores and any additional stores that may be opened by the Company in Barbados during that period. As a part of the purchase agreement, the Company pays to the seller a management fee of 2.5% of its Barbados stores' annual sales up to $15 million and 1.25% of annual sales in excess of $15 million, so long as the preferred stock is unredeemed. The preferred stock may be redeemed by the Company at face value at any time after three years from the date of close through nine years from the date of close. Following that period, the Company retains the right of first refusal to match any bona fide offer from a third party to purchase the preferred stock.


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

     Unaudited pro forma operating results of the Company for the six months ended December 2, 1995 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1995, are as follows:


Net sales.................................  $26,540,000
Net (loss)................................   (2,366,000)
Net (loss) per share......................         (.28)

Weighted average shares outstanding.......    8,454,000

                                                                FORM 10-Q
                                                                Page 11


PART I. FINANCIAL INFORMATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


NET SALES

         Net sales for the second quarter ended November 30, 1996 were $17.5 million or 79.0% higher than net sales of $9.8 million for the corresponding period last year. Net sales of $33.3 million for the six month period ended November 30, 1996 were 39.9% higher than net sales of $23.8 million for the corresponding period last year. The increase in net sales is primarily the result of sales this year from stores that were closed for all or part of the prior year periods due to Hurricanes Luis and Marilyn in September 1995, and sales generated by four new stores, the Royal Plaza store in Aruba, the Juneau store in Alaska and two stores in Barbados.

         Net sales of $4.6 million for stores which were open for the full three month period this year and last year decreased 36.5% from net sales of $7.2 million for the same period last year. Net sales of $9.2 million for stores which were open for the full six month period this year decreased 23.5% from net sales of $12.0 million for the same period last year. These decreases reflect the temporary shift of tourism last year to islands such as Aruba and Curacao that were undamaged by Hurricanes Luis and Marilyn, in September 1995.


GROSS PROFIT

         Gross profit as a percentage of net sales during the three and six month periods ended November 30, 1996 were 43.7% and 43.6%, respectively, compared to the three and six month periods ended December 2, 1995 of 42.8% and 43.1%, respectively. This increase in gross margin percentage reflects the strengthening of the U.S. dollar as compared to the European currencies in which the Company purchases a substantial portion of its merchandise, and to a favorable change in the mix of merchandise sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Second quarter selling, general and administrative expenses ("SG&A") increased 18.4% to $7.5 million for the three month period ended November 30, 1996 from $6.4 million for the same period last year. As a percent to net sales, SG&A expenses decreased to 43.2% for the quarter ended November 30, 1996 from 65.3% for the same quarter last year. Six month SG&A increased 19.6% to $15.2 million for the period ended November 30, 1996 from 12.7 million for the same

                                                                 FORM 10-Q
                                                                 Page 12



PART I. FINANCIAL INFORMATION


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



period last year. As a percent to net sales, SG&A decreased to 45.6% for the six month period this year from 53.3% for the same period last year. The increase in SG&A expense dollars this year is due mostly to new and reopened stores this year. The decrease in SG&A expenses as a percentage of net sales is due to the increase of sales this year resulting from reopened and new stores.

BUSINESS INTERRUPTION INSURANCE PROCEEDS

         For the three and six month periods ended November 30, 1996, the Company recorded $132,000 and $560,000, respectively, as Business interruption insurance proceeds, which represents the insurance recovery for lost profits from its closed Marigot store during the periods.


OTHER

         Net interest expense for the six month periods ended November 30, 1996 and December 2, 1995 totaled $768,000 and $181,000, respectively. The increase is due to higher average borrowings this year to support construction and inventories for two new stores, and the interest on long term debt utilized in the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados in February 1996.

         The Company's effective income tax rates for the six month periods ended November 30, 1996 and December 2, 1995 consisted of a benefit of approximately 18% for each period.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six month period ended November 30, 1996 was $3.7 million, compared to $1.3 million used in operations for the same six month period last year. The increase in net cash used in operations primarily reflects increases in inventories of $6.1 million and prepaid expenses and other current assets of $1.6 million, and a decrease in accrued and currently deferred income taxes of $1.4 million, partially offset by a $5.2 million increase in accounts payable.

                                                                FORM 10-Q
                                                                Page 13


PART I. FINANCIAL INFORMATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company's working capital position as of November 30, 1996 decreased to $30.4 million from $32.6 million at June 1, 1996. Current ratios were 2.0 and 2.6 as of the same periods, respectively. Capital expenditures were approximately $2.7 million during the six month period ended November 30, 1996, compared to approximately $2.8 million during the same period last year. Major capital expenditures this year include new in-store merchandise systems and related hardware, upgrade of the Company's central computer system, a new store in Juneau, Alaska and the refurbishment of stores in St. Thomas, Marigot and Antigua.

         The Company has total unsecured credit facilities of $17.5 million provided by its two lead banks. As of November 30, 1996, short-term borrowings of $13.6 million were outstanding against these facilities. Additionally, the Company has secured facilities through its two lead banks for the acquisition of the leasehold rights, fixed assets and inventory of two stores in Barbados. The total borrowing provided for the acquisition was $8.9 million at an approximate 7 1/4% interest rate, with terms of interest only, for the first year and equal principal payments due quarterly over the following three years. It remains management's expectation that funds available from operations and bank financing will be sufficient to fund operations and expansion for at least the next three years.

                                                                Form 10-Q
                                                                Page 14

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company held its Annual Meeting of Stockholders on Friday, October 11, 1996 in Boston, Massachusetts. At that meeting, stockholders of the Company voted upon the election of two Class II Directors, each for a three-year term, and the approval of an amendment to the Company's 1991 Stock Option Plan (the "1991 Plan") authorizing issuance under the 1991 Plan of an additional 400,000 option shares for the Company's common stock. Each of the matters submitted to a vote of the stockholders of the Company passed by the requisite vote, and the specific results of such votes, with the election of directors proposal broken down with respect to each nominee, are set forth below:

(In numbers of shares)

                                    Against/                         Broker
       Proposal          For        Withheld      Abstentions       Non-votes
       --------          ---        --------      -----------       ---------
Election of Directors:

Timothy B. Donaldson    5,456,064        0           765,991         2,237,034
Kenneth W. Watson       5,624,379        0           597,676         2,237,034

Amendment of the
1991 Plan               3,541,339    2,507,7850      150,247         2,259,718


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)   Exhibits

         3.1 The Amended and Restated Certificate of Incorpo-ration of the Company is incorporated herein by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1").

         3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit
               3.4 to Amendment No. 1 to the Form S-1.

(b)   Reports on Form 8-K

      No Form 8-K was issued by the registrant during the six month period ended November 30, 1996.

                                                                  FORM 10-Q
                                                                  Page 15

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITTLE SWITZERLAND, INC.


Date:  January 13, 1997           /s/ Ronald J. Lataille
       ----------------           ----------------------

                                 Ronald J. Lataille
                                 Vice President and
                                 Chief Financial Officer