Form 10-Q
period 1997-03-01
LITTLE SWITZERLAND INC/DE
filed 1997-04-14
CIK 875523

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For quarterly period ended March 1, 1997

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

                    YES   |X|     NO   |  |



At April 10, 1997, 8,461,488 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

            FOR THE QUARTER ENDED MARCH 1, 1997


                                                          PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
      March 1, 1997 (unaudited) and
      June 1, 1996                                          3

      Consolidated  Statements  of Income
      for the three and nine  months
      ended March 1, 1997 and March 2,
      1996 (unaudited)                                      4


      Consolidated Statements of Cash Flows
      for the nine months ended March 1,
      1997 and March 2, 1996 (unaudited)                    5

      Notes to Consolidated Financial
      Statements (unaudited)                                6-11


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                              12-15


PART II. OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K           15


Signature Page                                             16

PART I.  FINANCIAL INFORMATION                                      FORM 10-Q
Item 1.  Financial Statements                                       Page 3

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (in thousands)

                                                     March 1,       June 1,
                          ASSETS                       1997           1996
                                                     ---------      ------
Current assets:                                      (unaudited)
   Cash and cash equivalents.........................$  6,513       $  5,393
   Accounts receivable...............................   1,843          1,892
   Inventory.........................................  46,383         43,678
   Prepaid expenses and other current assets.........   3,632          1,607
                                                     ---------      --------
         Total current assets........................  58,371         52,570
                                                     ---------      --------

Property, plant and equipment, at cost...............  37,874         34,247
   Less -- Accumulated depreciation.................. (14,863)       (12,522)
                                                     ---------      ---------
                                                       23,011         21,725
                                                     ---------      --------

Other assets.........................................   3,382          3,582
                                                     ---------      --------

         Total assets................................$ 84,764       $ 77,877
                                                     =========      ========

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt.................$  2,219       $    832
   Unsecured notes payable...........................   9,100          7,100
   Accounts payable..................................  10,856          6,839
   Accrued and currently deferred income taxes.......   1,028          2,002
   Other accrued expenses and deferred income........   2,552          3,225
                                                     ---------      --------

         Total current liabilities...................  25,755         19,998

Long term debt.......................................   6,681          8,068

Deferred income taxes................................      90             90
                                                     ---------      --------

         Total liabilities...........................  32,526         28,156
                                                     ---------      --------

Commitments and contingencies........................     ---            ---

Minority interest....................................   1,619          1,619
                                                     ---------      --------

Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none.....................     ---            ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,461 shares
      at March 1, 1997 and 8,457
      at June 1, 1996................................      85             85
  Capital in excess of par...........................  14,811         14,792
  Retained earnings..................................  35,723         33,225
                                                     ---------      --------

      Total stockholders' equity.....................  50,619         48,102
                                                     ---------      --------
      Total liabilities, minority interest
         and stockholders' equity....................$ 84,764       $ 77,877
                                                     =========      ========

           See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                        FORM 10-Q
Item 1. Financial statements                                         Page 4


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                                 For the three              For the nine
                                 months ended               months ended
                              March 1,     March 2,      March 1,     March 2,
                               1997          1996          1997         1996
                             --------     ---------     ---------     --------


Net sales......................$32,624     $20,680       $65,950       $44,499
Cost of sales.................. 18,126      11,794        36,918        25,352
                               --------    --------      --------      -------

Gross profit................... 14,498       8,886        29,032       19,147

Selling, general and
administrative expenses........ 10,328       8,259        25,518       20,961

Business interruption
insurance proceeds.............    ---         ---           560         ---
                               --------    --------      --------      -------

  Operating income (loss)......  4,170         627         4,074       (1,814)

Interest expense, net..........    398         144         1,166          324
                               --------    --------      --------      -------


   Income (loss) before
      income taxes.............  3,772         483         2,908       (2,138)

Provision (benefit) for
income taxes...................    566          86           410         (394)
                               --------    --------      --------      -------


Net income (loss)..............$ 3,206     $   397         2,498      $(1,744)
                               ========    ========      ========      ========


Net earnings (loss)
    per share..................$  0.38     $  0.05        $ 0.29        (0.21)
                               ========    ========      ========      ========


Weighted average shares
    outstanding................  8,540       8,456         8,498        8,455
                               ========    ========      ========      ========

                                           `





            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                       FORM 10-Q
Item 1. Financial statements                                        Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                    For the nine months ended
                                                      March 1,     March 2,
Cash flows from operating activities:                  1997          1996
                                                    ---------      --------
Net income (loss)...................................$  2,498     $ (1,744)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities--
       Depreciation.................................   2,341        1,762
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable.      49         (618)
        (Increase) in inventory.....................  (2,705)      (4,816)
        (Increase) in prepaid expenses
           and other current assets.................  (2,025)        (772)
         Decrease (increase) in other assets........     200          (73)
         Increase in accounts payable...............   4,017        2,016
        (Decrease) increase in other accrued
            expenses and deferred income............    (673)       6,256
        (Decrease) in accrued and currently
           deferred income taxes....................    (974)        (710)
                                                      -------      -------
   Net cash provided by operating activities........   2,728        1,301
                                                      -------      -------
Cash flows from investing activities:
     Capital expenditures...........................  (3,627)      (5,002)
     Acquisition of inventory and fixed assets......       0       (8,917)
                                                      -------      -------
   Net cash (used in) investing activities..........  (3,627)     (13,919)
                                                      -------      -------
Cash flows from financing activities:
     Proceeds from unsecured notes payable..........  21,500       23,800
     Repayments of unsecured notes payable.......... (19,500)     (18,600)
     Proceeds from long term borrowings.............       0        8,900
     Issuance of common stock.......................      19           17
                                                      -------      -------
Net cash provided by financing activities...........   2,019       14,117
                                                      -------      -------

Net  increase  in cash and cash equivalents.........   1,120        1,499

Cash and cash equivalents, beginning of period......   5,393        2,899
                                                      -------      -------
Cash and cash equivalents, end of period............$  6,513     $  4,398
                                                      =======      =======

Non-cash activity:
     Issuance of preferred stock by subsidiary
        used in acquisition                         $     --     $  1,619
                                                      =======      =======

During the nine months ended March 1, 1997 and March 2, 1996, the Company paid income taxes of $1,354 and $316, respectively, and paid interest of $1,100 and $120, respectively.

           See accompanying notes to consolidated financial statements

FINANCIAL INFORMATION                                               FORM 10-Q
Item 1.  Financial statements                                       Page 6


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                             (unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of March 1, 1997 and March 2, 1996 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest report on Form 10-K.

         Effective with the second quarter of fiscal year 1996, the Company adopted a "4-5-4" fiscal calendar wherein each fiscal quarter contains two four week periods and one five week period, with each period beginning on a Sunday and ending on a Saturday. Previously, the Company used calendar months for its fiscal periods. The purpose of this change is to provide more consistent comparability between fiscal periods. The change in fiscal calendar resulted in one less day in the nine month period of the current fiscal year, as compared to the prior fiscal year. Management estimates that this one day difference did not cause any material incomparability in the net income of the two periods. There was no fiscal calendar difference in the three month period, this year compared to last year.

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

                                                                     FORM 10-Q
                                                                     Page 7


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                                (unaudited)

3. TRANSACTIONS WITH AFFILIATES

         The Company enters into a number of transactions with Town & Country Corporation, of which one of the Company's Directors is an Executive Officer.
The  Company  purchases  a  portion  of its  merchandise  from  Town  &  Country
Corporation and its affiliated companies at prices which approximate arm's-length transactions.


4. CREDIT ARRANGEMENTS

     The Company has available a total of $17.5 million in unsecured credit facilities, of which $8.4 million is available for borrowing with maturities ranging from one to three years from March 1, 1997. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled $9.1 million as of March 1, 1997. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of March 1, 1997, the Company was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts.


5. EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of common and dilutive common equivalent shares (stock options) outstanding during each period.


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


8.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 - EARNINGS
       PER SHARE

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share, which supersedes Accounting Principles Board Opinion 15, the existing authoritative guidance. SFAS No. 128 is designed to improve the earnings per share information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share on an international basis. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. Basic earnings per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of an entity, similar to fully diluted earnings per share. Earnings per share in these financial statements would not be affected under the new pronouncement.

                                                                    FORM 10-Q
                                                                    Page 9

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


9.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 -
          ACCOUNTING FOR STOCK-BASED COMPENSATION

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


10.  ADVERTISING

         The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising consists primarily of advertisements with local and national travel magazines which are produced on a periodic basis and distributed to visiting tourists, and fees paid for promotional "port lecturer" programs directed primarily at cruise ship passengers.


11.  COMMITMENTS AND CONTINGENCIES

         In September 1995, Hurricanes Luis and Marilyn inflicted damage to several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. As of November 20, 1996, all stores had reopened.

         The Company has settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with this final settlement, the Company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing fiscal 1997 lost profits for a store in Marigot not reopened until November 1996, was recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996. In the nine month period, the Company recorded the $560,000, as business interruption insurance proceeds, which represents lost profits for the closed Marigot store.

                                                                    FORM 10-Q
                                                                    Page 10


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


         The Company is currently insured for property losses and related business interruption losses in excess of 5% of the insured value of the property subject to a claim. For fiscal years 1995 and 1996, the Company was only insured for wind related losses in excess of $5 million, subject to certain deductibles.


12.  ACQUISITION

         On February 16, 1996, World Gift Imports (Barbados), Inc., a subsidiary of LS Holding, Inc. which is a subsidiary of Little Switzerland, Inc. (the "Company"), purchased the leasehold rights, fixtures and inventories of two retail stores located in Barbados, West Indies, from Dacosta Mannings Inc., a subsidiary of Barbados Shipping & Trading Company Limited. The two stores were previously operated under the name of "Louis Bayley" and sold merchandise similar to that carried in the Company's retail stores, such as name brand watches, jewelry, china, crystal and gift items at duty free prices. The Company began operating the two stores as "Little Switzerland" stores on February 19, 1996.


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


         The Acquisition has been accounted for as a purchase transaction effective as of February 16, 1996, in accordance with Accounting Principles Board Opinion No. 16, "Business

                                                                    FORM 10-Q
                                                                    Page 11


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


Combinations", and accordingly, the consolidated financial statements for the period subsequent to February 16, 1996 reflect the purchase price allocated to tangible and intangible assets acquired, based on their estimated fair values as of February 16, 1996.

     Unaudited pro forma operating results of the Company for the nine months ended March 2, 1996 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1995, are as follows:


Net sales....................................  $50,137,000
Net (loss)...................................   (1,735,000)
Net (loss) per share.........................        (0.21)

Weighted average shares outstanding..........    8,456,000

                                                                   FORM 10-Q
                                                                   Page 12


PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


NET SALES

         Net sales for the third quarter ended March 1, 1997 were $32.6 million or 57.8% higher than net sales of $20.7 million for the corresponding period last year. Net sales of $66.0 million for the nine month period ended March 2, 1997 were 48.2% higher than net sales of $44.5 million for the corresponding period last year. The increase in net sales is primarily the result of sales this year from stores that were closed for all or part of the prior year periods due to Hurricanes Luis and Marilyn in September 1995, and sales generated by five new stores: the Royal Plaza store in Aruba, the Juneau store in Alaska, two stores in Barbados and one in St.
Lucia.

         Net sales of $19.1 million for stores which were open for the full three month period this year and last year increased 1.2% from net sales of $18.9 million for the same period last year. Net sales of $16.0 million for stores which were open for the full nine month period this year decreased 18.1% from net sales of $19.6 million for the same period last year. This decrease reflects the temporary shift of tourism last year to islands such as Aruba and Curacao that were undamaged by Hurricanes Luis and Marilyn, in September 1995.

GROSS PROFIT

         Gross profit as a percentage of net sales during the three and nine month periods ended March 1, 1997 were 44.4% and 44.0%, respectively, compared to the three and nine month periods ended March 2, 1996 of 43.0% each. This increase in gross margin percentage reflects the strengthening of the U.S. dollar as compared to the European currencies in which the Company purchases a substantial portion of its merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Third quarter selling, general and administrative expenses ("SG&A") increased 25.3% to $10.4 million for the three month period ended March 1, 1997 from $8.3 million for the same period last year. As a percent to net sales, SG&A expenses decreased to 31.8% for the quarter ended March 2, 1997 from 39.9% for the same

                                                                    FORM 10-Q
                                                                    Page 13


PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


quarter last year. Nine month SG&A increased 21.4% to $25.5 million for the period ended March 2, 1997 from $21.0 million for the same period last year. As a percent to net sales, SG&A decreased to 38.7% for the nine month period this year from 47.1% for the same period last year. The increase in SG&A expense this year is due mostly to new and reopened stores this year. The decrease in SG&A expenses as a percentage of net sales is due to the increase of sales this year resulting from reopened and new stores.


BUSINESS INTERRUPTION INSURANCE PROCEEDS

         For the nine month period ended March 1, 1997, the Company recorded $560,000, as Business interruption insurance proceeds, which represents the insurance recovery for lost profits from its closed Marigot store during the period. No Business interruption insurance proceeds, were recorded in the three month period ended March 1, 1997.


OTHER

         Net interest expense for the nine month periods ended March 1, 1997 and March 2, 1996 totaled $1.2 million and $324,000, respectively. The increase is due to higher average borrowings this year to support construction and inventories for three new stores, and the interest on long term debt utilized in the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados in February 1996.

         The Company's effective income tax rates for the nine month periods ended March 1, 1997 and March 2, 1996 consisted of a provision of approximately 14% and a benefit of 18%, respectively. The lower effective rate for the current year is the result of the anticipated utilization of net operating losses for two of the Company's foreign subsidiary corporations.

         This quarterly report on Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other

                                                                   FORM 10-Q
                                                                   Page 14


PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward- looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

         The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following: (i) the frequency of tourist visits to the locations where the Company maintains retail stores (ii) the Company's ability to retain relationships with its major suppliers of product for resale (iii) weather in the Company's markets (iv) actions of the Company's competitors and the Company's ability to respond to such actions (v) economic conditions that affect the buying patterns of the Company's customers (vi) availability of new tourist markets for expansion and (vii) the continued success of the Company's efforts to implement its planned strategic initiatives.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations during the nine month period ended March 1, 1997 was $2.7 million, compared to $1.3 million provided by operations for the same nine month period last year. The increase in net cash provided by operations primarily reflects a $4.0 million increase in accounts payable, this year, partially offset by an increase in inventories.

         The Company's working capital position as of March 1, 1997 and June 1, 1996 was $32.6 million. Current ratios were 2.3 and 2.6 as of the same periods, respectively. Capital expenditures were approximately $3.6 million during the nine month period ended March 1, 1997, compared to approximately $5.0 million during the same period last year. Major capital expenditures this year include new in-store merchandise systems and related hardware, upgrade of the Company's central computer system, new stores in Juneau, Alaska and St. Lucia, and the refurbishment of stores in St. Thomas, Marigot and Antigua.

                                                                    FORM 10-Q
                                                                    Page 15


PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


         The Company has total unsecured credit facilities of $17.5 million provided by its two lead banks. As of March 1, 1997, short-term borrowings of $9.1 million were outstanding against these facilities. Additionally, the Company has secured facilities through its two lead banks for the acquisition of the leasehold rights, fixed assets and inventory of two stores in Barbados. The total borrowing provided for the acquisition was $8.9 million at an approximate 7.25% interest rate, with terms of interest only, for the first year and equal principal payments due quarterly over the following three years. It remains management's expectation that funds available from operations and bank financing will be sufficient to fund operations and expansion for at least the next three years.





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

                  3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit
                           3.4 to Amendment No. 1 to the Form S-1/


(b)   Reports on Form 8-K

      No Form 8-K was issued by the registrant during the three month period ended March 1, 1997.

                                                                    FORM 10-Q
                                                                    Page 16

                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITTLE SWITZERLAND, INC.


Date:  April 10, 1997           /s/ Ronald J. Lataille
       --------------           ----------------------

                                 Ronald J. Lataille
                                 Vice President and
                                 Chief Financial Officer