Form 10-Q/A
period 1996-08-31
LITTLE SWITZERLAND INC/DE
filed 1997-10-06
CIK 875523

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 AMENDMENT NO.1

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

                    YES    X     NO



At October 7, 1996, 8,458,294 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                              INDEX TO FORM 10-Q/A

                      FOR THE QUARTER ENDED AUGUST 31, 1996


                                                               PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

      Consolidated Balance Sheets as of
      August 31, 1996 (unaudited) and
      June 1, 1996                                               3

      Consolidated Statements of Income
      for the three months ended August 31,
      1996 and 1995 (unaudited)                                  4


      Consolidated Statements of Cash Flows
      for the three months ended August 31,
      1996 and 1995 (unaudited)                                  5

      Notes to Consolidated Financial
      Statements (unaudited)                                     6-11


Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                   12-14


PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                15
-------         --------------------------------

Signature Page                                                  16

PART I.  FINANCIAL INFORMATION                                      FORM 10-Q/A
Item 1.  Financial Statements                                       Page 3

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (in thousands)

                                                      August 31,      June 1,
                          ASSETS                        1996            1996
                                                      ---------       ------
Current assets:                                       (unaudited)
   Cash and cash equivalents..........................$  3,711        $  5,393
   Accounts receivable................................   1,616           1,892
   Inventory..........................................  49,508          43,678
   Prepaid expenses and other current assets..........   2,824           1,607
                                                      ---------       --------
      Total current assets............................  57,659          52,570
                                                      ---------       --------

Property, plant and equipment, at cost................  35,103          34,247
   Less -- Accumulated depreciation................... (13,350)        (12,522)
                                                      ---------       ---------
                                                        21,753          21,725
Other assets..........................................   3,534           3,582
                                                      ---------       --------

         Total assets.................................$ 82,946        $ 77,877
                                                      =========       =========
               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt..................$  1,113        $    832
   Unsecured notes payable............................   9,200           7,100
   Accounts payable...................................  11,935           6,839
   Accrued and currently deferred income taxes........     966           2,002
   Other accrued expenses and deferred income.........   2,893           3,225
                                                      ---------       --------

Total current liabilities                               26,107          19,998

Long term debt........................................   7,788           8,068

Deferred income taxes.................................      90              90
                                                      ---------       --------

Total liabilities.....................................  33,985          28,156
                                                      ---------       --------

Commitments and contingencies.........................     ---             ---

Minority interest.....................................   1,619           1,619
                                                      ---------       --------
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none......................     ---             ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,458 shares at
      August 31, 1996 and 8,457 at June 1, 1996.......      85              85
Capital in excess of par..............................  14,801          14,792
Retained earnings.....................................  32,456          33,225
                                                      ---------       --------

      Total stockholders' equity......................  47,342          48,102
                                                      ---------       --------

      Total liabilities, minority interest

         and stockholders' equity.....................$ 82,946        $ 77,877
                                                      =========       =========
           See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                       FORM 10-Q/A
Item 1. Financial statements                                        Page 4



                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                                          For the three months
                                            ended August 31,
                                           1996          1995
                                         --------       --------

Net sales................................$15,868        $14,068
Cost of sales............................  8,972          7,977
                                         --------        -------

Gross profit.............................  6,896          6,091

Selling, general and
administrative expenses..................  7,929          6,333

Business interruption insurance
   proceeds..............................   (428)          ---
                                         --------        -------

     Operating (loss)....................   (605)          (242)

Interest expense, net....................    332             74
                                         --------        -------


     (Loss) before benefit
        for income taxes.................   (937)          (316)

(Benefit) for income taxes...............   (168)           (66)
                                         --------       --------

Net (loss)...............................$  (769)       $  (250)
                                         ========       ========

Net (loss) per share.....................$ (0.09)       $ (0.03)
                                         ========       ========

Weighted average shares
    outstanding..........................  8,458          8,454
                                         ========       ========



            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                       FORM 10-Q/A
Item 1. Financial statements                                        Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                        For the three months
                                                          ended August 31,
Cash flows from operating activities:                     1996       1995
                                                       ---------   --------
   Net (loss).........................................$   (769)   $   (250)
     Adjustments to reconcile net loss to
       net cash provided by operating activities--
       Depreciation and amortization..................     828         581
       Changes in assets and liabilities:
         Decrease in accounts receivable..............     276         406
        (Increase) in inventory.......................  (5,830)     (3,291)
        (Increase) in prepaid expenses
           and other current assets...................  (1,217)       (782)
         Decrease in other assets.....................      48          11
         Increase (decrease) in accounts payable......   5,097      (1,789)
        (Decrease) in other accrued expenses and
           deferred income............................    (332)       (161)
        (Decrease) in accrued and currently
           deferred income taxes......................  (1,036)       (168)
                                                        -------     -------
   Net cash (used in) operating activities............  (2,935)     (5,443)
                                                        -------     -------

Cash flows from investing activities:
     Capital expenditures.............................    (856)     (1,312)
                                                        -------     -------
   Net cash (used in) investing activities............    (856)     (1,312)
                                                        -------     -------
Cash flows from financing activities:
     Increase in unsecured notes payable..............   2,100       5,500
     Issuance of common stock.........................       9           9
                                                        -------     -------
Net cash provided by financing activities.............   2,109       5,509
                                                        -------     -------

Net (decrease) in cash and cash equivalents...........  (1,682)     (1,246)

Cash and cash equivalents, beginning of period........   5,393      (2,899)
                                                        -------     -------
Cash and cash equivalents, end of period..............$  3,711    $  1,653
                                                        =======     =======


During the three months ended August 31, 1996 and 1995, the Company paid income taxes of $837 and $102, respectively, and paid interest of $259 and $62, respectively.


           See accompanying notes to consolidated financial statements

FINANCIAL INFORMATION                                               FORM 10-Q/A
Item 1.  Financial statements                                       Page 6


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


2. RESTATEMENT

     In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis

                                                                   FORM 10-Q/A
                                                                   Page 7


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                                (unaudited)


and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation has occurred during the current fiscal year. The estimated loss of approximately $200,000 has been classified as a general and administrative expense in the accompanying restated consolidated statement of income for the three month period ended August 31, 1996.


3. RISKS AND UNCERTAINTIES

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


4. TRANSACTIONS WITH AFFILIATES

         The Company enters into a number of transactions with Town & Country Corporation, of which two of the Company's Directors are Executive Officers. The Company purchases a portion of its merchandise from Town & Country and its affiliated companies at prices which approximate arm's-length transactions.


5. CREDIT ARRANGEMENTS

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

                                                                    FORM 10-Q/A
                                                                    Page 8


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


6. EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares outstanding during each period. Primary and fully diluted earnings per share have not been presented as they are within three percent of simple earnings per share.


7. ACCOUNTING FOR INCOME TAXES

         The Company uses the Liability method in accounting for income taxes in accordance with SFAS No. 109. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the tax basis of assets and liabilities, given the provisions of the enacted tax laws.


8.  INTANGIBLE ASSETS

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

                                                                    FORM 10-Q/A
                                                                    Page 9

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

                                                                    FORM 10-Q/A
                                                                    Page 10

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

                                                                   FORM 10-Q/A
                                                                   Page 11


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

     Unaudited pro forma operating results of the Company for the three months ended August 31, 1995 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1995, are as follows:


Net sales............................................  $15,245,000
Net (loss)...........................................     (445,000)
Net (loss) per share.................................         (.05)

Weighted average shares outstanding..................    8,454,000

                                                                  FORM 10-Q/A
                                                                  Page 12


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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         First quarter selling, general and administrative expenses ("SG&A") increased 25.2% to $7.9 million for the three month period ended August 31, 1996 from $6.3 million for the same period last year. As a percent to net sales, SG&A expenses increased to 50.0% for the quarter ended August 31, 1996 from 45.0% for the same quarter last year. In July, 1997 management disclosed to its independent auditors that certain transactions may have been

                                                                 FORM 10-Q/A
                                                                 Page 13

PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations



recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation has occurred during the current fiscal year. The estimated loss of approximately $200,000 has been classified as a general and administrative expense for the three month period ended August 31, 1996. Additional increases in SG&A expenses are attributable to new stores opened since the first three months of last fiscal year.


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

                                                                   FORM 10-Q/A
                                                                   Page 14


PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three month period ended August 31, 1996 was $2.9 million compared to $5.5 million used in operations for the same three month period last year. The decrease in net cash used in operations primarily reflects an increase in accounts payable of $5.1 million offset by an increase in inventories of $2.5 million this year, a $436,000 increase in prepaid expenses and other current assets and a $986,000 decrease in accrued and currently deferred income taxes, as compared to the same period in the prior year.

         The Company's working capital position as of August 31, 1996 decreased to $31.6 million from $32.6 million at June 1, 1996. Current ratios were 2.21 and 2.63 as of the same periods, respectively. Capital expenditures were approximately $856,000 during the three month period ended August 31, 1996, compared to approximately $1.3 million during the same period last year. Major capital expenditures this year include new in-store merchandise systems and related hardware, upgrade of the Company's central computer system, a new store in Juneau, Alaska and the refurbishment of stores in St. Thomas, Marigot and Antigua.

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

                                                                   FORM 10-Q/A
                                                                   Page 15



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports of Form 8-K

(a)   Exhibits--Not Applicable

(b)   Reports on Form 8-K

      No Form 8-K was issued by the registrant during the three month period ended August 31, 1996.

                                                                   FORM 10-Q/A
                                                                   Page 16


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITTLE SWITZERLAND, INC.


Date:  October 3, 1997           /s/ Ronald J. Lataille
       ---------------           ----------------------

                                 Ronald J. Lataille
                                 Vice President and
                                 Chief Financial Officer