Form 10-Q/A
period 1996-11-30
LITTLE SWITZERLAND INC/DE
filed 1997-10-06
CIK 875523

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

                            LITTLE SWITZERLAND, INC.

                              INDEX TO FORM 10-Q/A

                     FOR THE QUARTER ENDED November 30, 1996


                                                               PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

      Consolidated Balance Sheets as of
      November 30, 1996 (unaudited) and
      June 1, 1996                                               3

      Consolidated Statements of Income
      for the three and six months
      ended November 30, 1996 and December 2,
      1995 (unaudited)                                           4


      Consolidated Statements of Cash Flows
      for the six months ended November 30,
      1996 and December 2, 1995 (unaudited)                      5

      Notes to Consolidated Financial
      Statements (unaudited)                                     6-11


Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                   12-14


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote
                   of Security Holders                          15

Item 6.         Exhibits and Reports on Form 8-K                15

Signature Page                                                  16

PART I.  FINANCIAL INFORMATION                                      FORM 10-Q/A
Item 1.  Financial Statements                                       Page 3

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (in thousands)

                                                    November 30,      June 1,
                          ASSETS                      1996             1996
                                                      ----             ----
Current assets:                                     (unaudited)
   Cash and cash equivalents........................$  4,810         $  5,393
   Accounts receivable..............................   1,864            1,892
   Inventory........................................  49,826           43,678
   Prepaid expenses and other current assets........   3,194            1,607
                                                      ------           ------
         Total current assets.......................  59,694           52,570
                                                      ------           ------

Property, plant and equipment, at cost..............  36,898           34,247
   Less -- Accumulated depreciation................. (14,093)         (12,522)
                                                      ------           ------
                                                      22,805           21,725
                                                      ------           ------

Other assets........................................   3,463            3,582
                                                      ------           ------
         Total assets...............................$ 85,962         $ 77,877
                                                      ======           ======
               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt................$  1,388         $    832
   Unsecured notes payable..........................  13,600            7,100
   Accounts payable.................................  11,991            6,839
   Accrued and currently deferred income taxes......     392            2,002
   Other accrued expenses and deferred income.......   2,587            3,225
                                                      ------           ------
         Total current liabilities..................  29,958           19,998

Long term debt......................................   7,513            8,068

Deferred income taxes...............................      90               90
                                                      ------           ------

         Total liabilities..........................  37,561           28,156
                                                      ------           ------

Commitments and contingencies.......................     ---              ---

Minority interest...................................   1,619            1,619
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none....................     ---              ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,459 shares
      at November 30, 1996 and 8,457
      at June 1, 1996...............................      85               85
  Capital in excess of par..........................  14,801           14,792
  Retained earnings.................................  31,896           33,225
                                                      ------           ------

      Total stockholders' equity....................  46,782           48,102
                                                      ------           ------
      Total liabilities, minority interest
         and stockholders' equity...................$ 85,962         $ 77,877
                                                      ======           ======
           See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                      FORM 10-Q/A
Item 1. Financial statements                                       Page 4


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                                For the three                For the six
                                months ended                 months ended
                          November 30,  December 2,    November 30, December 2,
                             1996          1995           1996        1995


Net sales....................$17,458     $ 9,751        $33,326      $23,820
Cost of sales................  9,820       5,581         18,792       13,558
                             -------     -------        -------      -------

Gross profit.................  7,638       4,170         14,534       10,262

Selling, general and
administrative expenses......  8,019       6,369         15,948       12,702

Business interruption
insurance proceeds...........    132         ---            560         ---
                             -------     -------        -------      -------

  Operating (loss)...........   (249)     (2,199)          (854)      (2,440)

Interest expense, net........    436         106            768          181
                              -------     -------        -------      -------

   (Loss) before benefit
      for income taxes.......   (685)     (2,305)        (1,622)      (2,621)

(Benefit) for income taxes...   (125)       (414)          (293)        (480)
                              -------     -------        -------      -------

Net (loss)...................$  (560)    $(1,891)        (1,329)      $(2,141)
                              =======    ========        =======      ========

Net (loss) per share.........$ (0.07)    $ (0.22)        $(0.16)        (0.25)
                              =======    ========        =======      ========



Weighted average shares
    outstanding..............  8,494       8,454          8,476         8,454
                              =======    ========        =======      ========

                                         `


            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                      FORM 10-Q/A
Item 1. Financial statements                                       Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                    For the six months ended
                                                    November 30,  December 2,
                                                       1996         1995
                                                       ----         ----
Cash flows from operating activities:
Net (loss)..........................................$ (1,329)   $ (2,141)
     Adjustments to reconcile net loss to
       net cash provided by operating activities--
       Depreciation and amortization................   1,571       1,158
       Changes in assets and liabilities:
         Decrease in accounts receivable............      28          40
        (Increase) in inventory.....................  (6,148)     (3,598)
        (Increase) in prepaid expenses
           and other current assets.................  (1,587)       (908)
         Decrease in other assets...................     119          15
       Increase in accounts payable.................   5,152       3,003
        (Decrease) increase in other accrued
            expenses and deferred income............    (757)      1,885
        (Decrease) in accrued and currently
           deferred income taxes....................  (1,490)       (712)
                                                      -------     -------
   Net cash (used in) operating activities..........  (4,441)     (1,258)
                                                      -------     -------

Cash flows from investing activities:
     Capital expenditures...........................  (2,651)     (2,791)
                                                      -------     -------
   Net cash (used in) investing activities..........  (2,651)     (2,791)
                                                      -------     -------
Cash flows from financing activities:
     Increase in unsecured notes payable............   6,500       5,500
     Issuance of common stock.......................       9           9
                                                      -------     -------
Net cash provided by financing activities...........   6,509       5,509
                                                      -------     -------

Net (decrease) increase in cash and cash equivalents    (583)      1,460

Cash and cash equivalents, beginning of period......   5,393       2,899
                                                      -------     -------
Cash and cash equivalents, end of period............$  4,810    $  4,359

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


           See accompanying notes to consolidated financial statements

FINANCIAL INFORMATION                                               FORM 10-Q/A
Item 1.  Financial statements                                       Page 6


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                             (unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1996 and December 2, 1995 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest report on Form 10-K.

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


2. RESTATEMENT

     In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur

                                                                    FORM 10-Q/A
                                                                    Page 7


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)

     Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation has occurred during the current fiscal year. The estimated loss of approximately $481,000 and $758,000 has been classified as a general and administrative expense in the accompanying restated consolidated statements of income for the three and six month periods ended November 30, 1996, respectively.


3. USE OF ESTIMATES

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

     Unaudited pro forma operating results of the Company for the six months ended December 2, 1995 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1995, are as follows:


Net sales...................................  $26,540,000
Net (loss)..................................   (2,366,000)
Net (loss) per share........................         (.28)

Weighted average shares outstanding.........    8,454,000

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

                                                                   FORM 10-Q/A
                                                                   Page 13
PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Second quarter selling, general and administrative expenses ("SG&A") increased 25.9% to $8.0 million for the three month period ended November 30, 1996 from $6.4 million for the same period last year. As a percent to net sales, SG&A expenses decreased to 45.0% for the quarter ended November 30, 1996 from 65.3% for the same quarter last year. Six month SG&A increased 25.6% to 15.9 million for the period ended November 30, 1996 from $12.7 million for the same period last year. As a percent to net sales, SG&A decreased to 47.9% for the six month period this year from 53.3% for the same period last year. In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation has occurred during the current fiscal year. The estimated loss of approximately $481,000 and $758,000 has been classified as a general and administrative expense in the accompanying restated consolidated statements of income for the three and six month periods ended November 30, 1996, respectively.


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


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the six month period ended November 30, 1996 was $4.4 million, compared to $1.3 million used in operations for the same six month period last year. The increase in net cash used in operations primarily reflects increases in inventories of $6.1 million and prepaid expenses and other current assets of $1.6 million, and a decrease in accrued and currently deferred income taxes of $1.5 million, partially offset by a $5.2 million increase in accounts payable.

     The Company's working capital position as of November 30, 1996 decreased to $29.7 million from $32.6 million at June 1, 1996. Current ratios were 2.0 and
2.6 as of the same periods, respectively. Capital expenditures were approximately $2.7 million during the six month period ended November 30, 1996, compared to approximately $2.8 million during the same period last year. Major capital expenditures this year include new in-store merchandise systems and related hardware, upgrade of the Company's central computer system, a new store in Juneau, Alaska and the refurbishment of stores in St. Thomas, Marigot and Antigua.

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

(In numbers of shares)

                                                      Against/        Broker
       Proposal           For       Withheld        Abstentions     Non-votes
       --------           ---       --------        -----------     ---------

Election of Directors:

Timothy B. Donaldson    5,456,064        0            765,991         2,237,034
Kenneth W. Watson       5,624,379        0            597,676         2,237,034

Amendment of the
1991 Plan               3,541,339    2,507,785        150,247         2,259,718

Item 6.  Exhibits and Reports of Form 8-K

(a)   Exhibits

         3.1   The Amended and Restated Certificate of Incorpo-
                         ration of the Company is incorporated herein by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1").

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


                                  LITTLE SWITZERLAND, INC.


Date: October 3, 1997           /s/ Ronald J. Lataille

                                 Ronald J. Lataille
                                 Vice President and
                                 Chief Financial Officer