Form 10-Q/A
period 1997-02-01
LITTLE SWITZERLAND INC/DE
filed 1997-10-06
CIK 875523

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

                            LITTLE SWITZERLAND, INC.

                              INDEX TO FORM 10-Q/A

                       FOR THE QUARTER ENDED March 1, 1997


                                                             PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

      Consolidated Balance Sheets as of
      March 1, 1997 (unaudited) and
      June 1, 1996                                             3

      Consolidated Statements of Income
      for the three and nine months
      ended March 1, 1997 and March 2,
      1996 (unaudited)                                         4


      Consolidated Statements of Cash Flows
      for the nine months ended March 1,
      1997 and March 2, 1996 (unaudited)                       5

      Notes to Consolidated Financial
      Statements (unaudited)                                   6-12


Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 13-16


PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K              17

Signature Page                                                18

PART I.  FINANCIAL INFORMATION                                    FORM 10-Q/A
Item 1.  Financial Statements                                     Page 3

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (in thousands)

                                                     March 1,       June 1,
                          ASSETS                      1997           1996
                                                      ----           ----
Current assets:                                     (unaudited)
   Cash and cash equivalents........................$  4,820      $  5,393
   Accounts receivable..............................   1,843         1,892
   Inventory........................................  46,383        43,678
   Prepaid expenses and other current assets........   3,632         1,607
                                                      ------        ------
         Total current assets.......................  56,678        52,570
                                                      ------        ------

Property, plant and equipment, at cost..............  37,874        34,247
   Less -- Accumulated depreciation................. (14,863)      (12,522)
                                                      ------        ------
                                                      23,011        21,725
                                                      ------        ------

Other assets........................................   3,382         3,582
                                                      ------        ------

         Total assets...............................$ 83,071      $ 77,877
                                                      ======        ======

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt................$  2,219      $    832
   Unsecured notes payable..........................   9,100         7,100
   Accounts payable.................................  10,856         6,839
   Accrued and currently deferred income taxes......     751         2,002
   Other accrued expenses and deferred income.......   2,552         3,225
                                                      ------        ------

         Total current liabilities..................  25,478        19,998

Long term debt......................................   6,681         8,068

Deferred income taxes...............................      90            90
                                                      ------        ------

         Total liabilities..........................  32,249        28,156
                                                      ------        ------

Commitments and contingencies.......................     ---           ---

Minority interest...................................   1,619         1,619
                                                      ------        ------

Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none....................     ---           ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,461 shares
      at March 1, 1997 and 8,457
      at June 1, 1996...............................      85            85
  Capital in excess of par..........................  14,811        14,792
  Retained earnings.................................  34,307        33,225
                                                      ------        ------

      Total stockholders' equity....................  49,203        48,102
                                                      ------        ------
      Total liabilities, minority interest
         and stockholders' equity...................$ 83,071      $ 77,877
                                                      ======        ======

           See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                     FORM 10-Q/A
Item 1. Financial statements                                      Page 4



                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                                 For the three                For the nine
                                 months ended                 months ended
                              March 1,     March 2,       March 1,     March 2,
                               1997         1996           1997         1996


Net sales.....................$32,624       $20,680        $65,950     $44,499
Cost of sales................. 18,126        11,794         36,918      25,352
                              -------       -------        -------     -------
Gross profit.................. 14,498         8,886         29,032      19,147

Selling, general and
administrative expenses....... 11,263         8,259         27,211      20,961

Business interruption
insurance proceeds............    ---           ---            560        ---
                              -------       -------        -------     -------
Operating income (loss).....  3,235           627          2,381      (1,814)

Interest expense, net.........    398           144          1,166         324
                              -------       -------        -------     -------

   Income (loss) before
      income taxes............  2,837           483          1,215      (2,138)

Provision (benefit) for
income taxes..................    426            86            133        (394)
                              -------       -------        -------     -------

Net income (loss).............$ 2,411       $   397          1,082     $(1,744)
                              =======       =======        =======     =======

Net earnings (loss)
    per share.................$  0.28       $  0.05         $ 0.13       (0.21)
                              =======       =======        =======     =======

Weighted average shares
    outstanding...............  8,540         8,456          8,498       8,455
                              =======       =======        =======     =======
                                                            `
            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                      FORM 10-Q/A
Item 1. Financial statements                                       Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                     For the nine months ended
                                                         March 1,    March 2,
                                                          1997         1996
                                                          ----         ----
Cash flows from operating activities:
Net income (loss).....................................$  1,082    $ (1,744)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities--
       Depreciation...................................   2,341       1,762
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable...      49        (618)
        (Increase) in inventory.......................  (2,705)     (4,816)
        (Increase) in prepaid expenses
           and other current assets...................  (2,025)       (772)
         Decrease (increase) in other assets..........     200         (73)
         Increase in accounts payable.................   4,017       2,016
        (Decrease) increase in other accrued
            expenses and deferred income..............    (950)      6,256
        (Decrease) in accrued and currently
           deferred income taxes......................    (974)       (710)
                                                        -------     -------
   Net cash provided by operating activities..........   1,035       1,301
                                                        -------     -------
Cash flows from investing activities:
     Capital expenditures.............................  (3,627)     (5,002)
     Acquisition of inventory and fixed assets........       0      (8,917)
                                                        -------     -------
   Net cash (used in) investing activities............  (3,627)    (13,919)
                                                        -------     -------
Cash flows from financing activities:
     Proceeds from unsecured notes payable............  21,500      23,800
     Repayments of unsecured notes payable............ (19,500)    (18,600)
     Proceeds from long term borrowings...............       0       8,900
     Issuance of common stock.........................      19          17
                                                        -------     -------
Net cash provided by financing activities.............   2,019      14,117
                                                        -------     -------

Net  increase  in cash and cash equivalents...........    (573)      1,499

Cash and cash equivalents, beginning of period........   5,393       2,899
                                                        -------     -------
Cash and cash equivalents, end of period..............$  4,820    $  4,398

Non-cash activity:
     Issuance of preferred stock by subsidiary
        used in acquisition                           $    --     $  1,619
                                                      ========    ========

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


2. RESTATEMENT

     In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur

                                                                   FORM 10-Q/A
                                                                   Page 7



                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                                (unaudited)


Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation has occurred during the current fiscal year. The estimated loss of approximately $935,000 and $1,693,000 has been classified as a general and administrative expense in the accompanying restated consolidated statements of income for the three and nine month periods ended March 1, 1997.


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


10.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 -
          ACCOUNTING FOR STOCK-BASED COMPENSATION

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


11.  ADVERTISING

     The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising consists primarily of advertisements with local and national travel magazines which are produced on a periodic basis and distributed to visiting tourists, and fees paid for promotional "port lecturer" programs directed primarily at cruise ship passengers.


12.  COMMITMENTS AND CONTINGENCIEs

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


13.  ACQUISITION

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

                                                                  FORM 10-Q/A
                                                                  Page 12


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

     Unaudited pro forma operating results of the Company for the nine months ended March 2, 1996 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1995, are as follows:


Net sales.................................  $50,137,000
Net (loss)................................   (1,735,000)
Net (loss) per share......................        (0.21)

Weighted average shares outstanding.......    8,456,000

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

                                                                   FORM 10-Q/A
                                                                   Page 14


PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Third quarter selling, general and administrative expenses ("SG&A") increased 36.4% to $11.3 million for the three month period ended March 1, 1997 from $8.3 million for the same period last year. As a percent to net sales, SG&A expenses decreased to 34.5% for the quarter ended March 2, 1997 from 39.9% for the same quarter last year. Nine month SG&A increased 29.8% to $27.2 million for the period ended March 2, 1997 from $21.0 million for the same period last year. As a percent to net sales, SG&A decreased to 41.3% for the nine month period this year from 47.1% for the same period last year. In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation has occurred during the current fiscal year. The estimated loss of approximately $935,000 and $1,693,000 has been classified as a general and administrative expense in the accompanying restated consolidated statements of income for the three and nine month periods ended March 1, 1997.


BUSINESS INTERRUPTION INSURANCE PROCEEDS

     For the nine month period ended March 1, 1997, the Company recorded $560,000, as Business interruption insurance proceeds, which represents the insurance recovery for lost profits from its closed Marigot store during the period. No Business interruption insurance proceeds, were recorded in the three month period ended March 1, 1997.

                                                                  FORM 10-Q/A
                                                                  Page 15


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

     The Company's effective income tax rates for the nine month periods ended March 1, 1997 and March 2, 1996 consisted of a provision of approximately 11% and a benefit of 18%, respectively. The lower effective rate for the current year is the result of the anticipated utilization of net operating losses for two of the Company's foreign subsidiary corporations.

     This quarterly report on Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward- looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

                                                                   FORM 10-Q/A
                                                                   Page 16


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


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations during the nine month period ended March 1, 1997 was $1.0 million, compared to $1.3 million provided by operations for the same nine month period last year. The decrease in net cash provided by operations primarily reflects a $6.2 million advance on hurricane insurance proceeds in the prior year.

     The Company's working capital position as of March 1, 1997 and June 1, 1996 was $31.2 million. Current ratios were 2.2 and 2.6 as of the same periods, respectively. Capital expenditures were approximately $3.6 million during the nine month period ended March 1, 1997, compared to approximately $5.0 million during the same period last year. Major capital expenditures this year include new in-store merchandise systems and related hardware, upgrade of the Company's central computer system, new stores in Juneau, Alaska and St. Lucia, and the refurbishment of stores in St. Thomas, Marigot and Antigua.

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

                                                                  FORM 10-Q/A
                                                                  Page 17


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

                                                                   FORM 10-Q/A
                                                                   Page 18


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