Form 10-K
period 1997-05-31
LITTLE SWITZERLAND INC/DE
filed 1997-10-08
CIK 875523

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-K

(Mark One)

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934

                     For the fiscal year ended May 31, 1997

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [No fee required]

            For the transition period from ___________ to ___________

                         Commission File Number 0-19369


                            LITTLE SWITZERLAND, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     66-0476514
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     161-B Crown Bay Cruise Ship Port
         St. Thomas U.S.V.I. 00802                        00802
 (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's Telephone Number, Including Area Code)    (809) 776-2010

           Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
   -------------------               -----------------------------------------
         None                                          N/A

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 1997 and October 1, 1997, 8,462,359 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $71/8 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of August 31, 1997, was $60,294,308.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

        Little Switzerland, Inc. ("Little Switzerland" or the "Company") is a specialty retailer of luxury items. The Company operates 27 distinctively-designed retail stores on ten islands and Alaska and has seven franchise locations in the Bahamas. The Company markets a wide selection of high quality products including watches, jewelry, crystal, china, fragrances, gifts and accessories. The Company is the exclusive retailer of certain brand name products on some islands. The Company's customers are primarily tourists from the United States.

        Little Switzerland was incorporated in the state of Delaware on May 23, 1991, as a subsidiary of Switzerland Holding, Inc., which was a subsidiary of Town & Country Corporation ("Town & Country"). At that time, Town & Country transferred to Little Switzerland all of the stock of L.S. Holding, Inc. (L.S. Holding") and L.S. Wholesale, Inc. ("Wholesale"). On July 17, 1991, Switzerland Holding, Inc. sold approximately 68% of the outstanding common stock, par value $.01 per share (the "Common Stock"), of Little Switzerland in a public offering.

        In November 1994, approximately 2.4 million shares of Town & Country's remaining shares of the Company's Common Stock were distributed to holders of Town & Country's exchangeable preferred stock upon exercise of their right to exchange such shares for Little Switzerland Common Stock on a share-for-share basis. Currently, 152,241 shares of the Company's Common Stock are held in a trust for the benefit of Town & Country and the holders of Town & Country's exchangeable preferred stock (see note 1 in Notes To Consolidated Financial Statements).

        As of May 31, 1997, there were ten subsidiaries of L.S. Holding incorporated in various jurisdictions. Wholesale acts as purchasing agent for items sold by the Company's stores.

                            LITTLE SWITZERLAND, INC.
                            ORGANIZATIONAL STRUCTURE

                            Little Switzerland, Inc.
                               Delaware, May 1991

--------------------------------------------------------------------------------


LS Wholesale, Inc.            LS Holding, Inc.
Massachusetts                 USVI, July 1980
October 1989
                              Montres et Bijoux, S.A.R.L.
                              St. Martin/St. Barths
                              France, 1986

                              World Gift Imports N.V.
                              St. Maarten
                              Netherlands Antilles, 1984

                              LS Holding (Aruba) N.V.
                              Aruba, 1987

                              LS Holding (Curacao) N.V.

                              Netherlands Antilles, 1987

                              Little Switzerland (Antigua) Limited
                              Antigua, 1988

                              Little Switzerland (St. Kitts and Nevis) Limited St. Kitts, 1992

                              Little Switzerland (St. Lucia) Limited
                              St. Lucia, 1992

                              Little Switzerland (BVI) Limited
                              British Virgin Islands, 1993

                              L.S. Holding (USA), Inc.
                              Ketchikan, Alaska, 1994

                              World Gift Imports (Barbados) Limited
                              Barbados, 1996

        The Company's executive offices are located at 161-B Crown Bay Cruise Ship Port, St. Thomas, U.S.V.I. 00802, and its telephone number is (809) 776-2010. The terms "Little Switzerland" and the "Company" as used in this Annual Report include, where the context so requires, its subsidiaries.

        As used throughout this report on Form 10-K, the terms fiscal 1997, 1996 and 1995 refer to the Company's twelve month periods ended May 31, 1997, June 1, 1996, and May 31, 1995, respectively.

Merchandising

        High-Quality Merchandise. Little Switzerland offers high-quality merchandise generally available in the world's finest stores and on some islands is the exclusive retailer of certain brand name products. The Company sells internationally renowned product lines such as Rolex, Rado and Cartier watches, Baccarat, Waterford, Atlantis and Swarovski crystal and Wedgwood, Rosenthal, Lladro and Herend china.

        Advantageous Pricing. Little Switzerland offers tourists visiting the Caribbean many of the same luxury products available in fine stores in the United States, often at significant savings. The Company seeks to price its merchandise at levels which compare favorably to prices generally available in the United States. In addition, United States tourists shopping at the Company's stores take advantage of duty-free allowances upon returning home.

        Presentation of Merchandise. The Company places particular emphasis on effective marketing and merchandise presentation through well-designed stores situated in prime retail locations. The layout, fixtures and upscale presentation of merchandise create an inviting and relaxed atmosphere which is conducive to shopping for luxury items. Superior customer service is a high priority, and a knowledgeable and courteous sales staff is available to assist customers.

        Availability of Merchandise. Little Switzerland's customers are tourists who may be staying in one location only a short time. Often they travel as couples or families and while on vacation they find themselves with time to shop. To meet the demands and interests of these tourists, the Company stocks a broad selection of luxury products and carries a significant inventory so that most items offered by a particular store are available for immediate delivery.

        Name Recognition. Little Switzerland enjoys excellent name recognition in the United States and locally in the Caribbean. It has an established reputation for providing a wide variety of high-quality product lines, and its stores are recognized as desirable places to purchase luxury products.

Product Lines

        The principal product lines offered by the Company are watches, jewelry, crystal, china, fragrances, gifts and accessories.

        Watches. The most significant product line for Little Switzerland is watches. Sales of watches comprised 44%, 43% and 43% of sales in fiscal 1997, 1996 and 1995, respectively. The primary watch lines marketed by Little Switzerland include such quality brand names as Rolex, Rado, Omega, Audemars-Piguet, Cartier, Tag-Heuer, Breitling and Raymond Weil, prices for which generally range from $50 to $30,000. The Company is the exclusive authorized retailer for Rolex watches on the islands on which the Company operates. Sales of Rolex watches accounted for 24%, 23% and 25% of the Company's sales in fiscal 1997, 1996 and 1995, respectively. Rolex is the only manufacturer whose products accounted for more than 10% of the Company's sales in any of the last three fiscal years.

        Jewelry. The second most significant product line for Little Switzerland is jewelry. Most of the jewelry is produced by international manufacturers and sales of such items accounted for 27%, 24% and 22% of sales in fiscal 1997, 1996 and 1995, respectively. Jewelry items include rings, earrings, bracelets, necklaces, pendants and charms, which range in price from $30 to $5,000.

        Crystal, China, Gifts and Flatware. The Company sells numerous lines of crystal, china, gifts and flatware, including Baccarat, Lalique, Swarovski, Atlantis, Waterford, Wedgwood, Royal Doulton, Aynsley, Lladro, Herend, Villeroy & Boch, Christofle and Rosenthal, prices for which generally range from $20 to $3,000. Sales of this product category accounted for 17%, 22% and 25% of sales in fiscal 1997, 1996 and 1995, respectively.

        Fragrances and Accessories. Little Switzerland carries in excess of 90 fragrance lines, including Yves Saint-Laurent, Estee Lauder, Chanel, Calvin Klein, Guerlain and Christian Dior, prices for which generally range from $15 to $150. The Company also offers leather good lines including Prima Classe, Paloma Picasso, Karl Lagerfeld, Bally, Moschino and writing instrument lines including Mont Blanc, Cartier and Waterman.

Pricing

        Little Switzerland seeks to price its merchandise at levels which compare favorably to prices generally available for the same products in the United States. The cost of much of the inventory purchased by the Company is often lower than the cost to retail stores in other markets since the Company is not required to pay a duty or tariff on most incoming products in the Caribbean. In addition, Little Switzerland can offer price advantages since inventory purchases are generally directly from manufacturers and large quantities are purchased at the same time for multiple store locations. Within the Caribbean, there are no sales taxes in the jurisdictions in which the Company operates. In addition, tourists from the United States may bring certain amounts of merchandise home from the Caribbean duty-free. The Company regularly monitors prices available for comparable merchandise in the United States and adjusts pricing structures to maintain Little Switzerland's competitive advantage.

        Little Switzerland makes manufacturers' warranties available to its customers and generally accepts the return of merchandise within 30 days of its purchase. Merchandise returns historically have been nominal.

Purchasing and Distribution

        Little Switzerland purchases its merchandise from suppliers worldwide. The Company has developed long-term relationships with a number of its key suppliers. The Company believes that these relationships are an important factor in its success and have enabled it to become the exclusive authorized retailer of certain important brands of merchandise on certain islands. Most of these exclusive relationships are not based on binding agreements with suppliers, but rather are based on factors such as the Company's effective representation of product lines, its prompt payment for inventory and the suppliers' long-standing relationships with the Company. The Company believes that the loss of any major supplier, including Rolex, could adversely affect the Company's results of operations.

        Many of the Company's suppliers manufacture merchandise only to specific order, and the time required for manufacture may be considerable. As a result, orders for many key items may be placed only two or three times a year. The Company's inventory levels are typically high, particularly as the winter tourist season approaches, to assure tourists immediate delivery of items. The Company's buyers continually seek to identify new product lines with an emphasis on non-branded items which usually carry more attractive margins. Little Switzerland utilizes its information on buying patterns in each store and management experience and expertise to anticipate trends in customer demand.

        Little Switzerland merchandise is shipped by vendors to three distribution centers owned by the Company which supply the stores in their respective region.

        Little Switzerland stores are designed to place the customer in an environment which is conducive to the purchasing of luxury items. Most stores are designed by the same architectural firm and decorated in similar fashion to present a consistent theme of luxury retailing throughout the network of stores. Stores are located in areas which are easily accessible to tourists, often in so-called "duty-free" ports which are visited by cruise ships. The quantity and mix of products carried by Little Switzerland stores vary from location to location based on store size and tourist buying patterns and preferences.

Marketing and Advertising

        The Company's marketing plan includes targeted advertising in national, high-circulation travel magazines and in a large selection of local publications which are distributed to overnight guests wherever Little Switzerland stores are located and elsewhere throughout the Caribbean. The Company's choices of print media are shaped by customer and tourist demographics, local and historical sales trends which provide information about the types of tourists who are likely to purchase merchandise, and by retail buying patterns in the United States.

        Participation in promotional programs offered by many of the world's largest cruise ship lines is another key element in the Company's strategy to gain greater name recognition for Little Switzerland and increase store traffic. Presentations by "Port Lecturers" aboard the major cruise ships provide cruise ship passengers with highly targeted shopping information on retailers who participate in the program before the passengers disembark at each port of call. Similar hotel promotions which focus on overnight guests also contribute to the Company's overall effort to increase its market share of the Caribbean retail industry.

Inventory Control and Security

        Little Switzerland management utilizes modern inventory control and security systems, careful personnel screening and well-articulated policies and procedures to control losses and shrinkage. The Company has inventory control and management information systems which integrate sales, inventory and financial reporting and control. These systems provide vital management information such as store-by-store data, which includes sales, profitability and inventory levels by product category.

        Given the high value of the merchandise offered by the Company, security is a high priority. Sophisticated alarm systems are in place in each location, and security guards are assigned at individual stores as needs dictate. Most jewelry and watches are returned to vaults each day at closing under close scrutiny. The Company's cycle count inventory program provides the Company with periodic verification of merchandise. The Company carries insurance coverage on its inventory in amounts which it believes to be customary and adequate.

Competition

        The Company's markets contain numerous retail stores and the competition for tourist dollars is intense. Little Switzerland also competes with stores selling similar products in the United States and in other markets where tourists travel. The majority of the Company's local competitors are independently owned stores and do not offer the variety of brand name luxury products which Little Switzerland markets. The Company believes that its status as the exclusive authorized retailer of certain brand name products in a number of markets enhances its competitive position. The loss of one or more of these exclusive relationships could adversely affect the Company's ability to compete.

Employees

        Little Switzerland employs an average of approximately 480 people, with the number of sales personnel varying from season to season. Currently, the Company has no collective bargaining agreements and has never experienced a work stoppage. In February 1995, the employees of the Company's subsidiary in St. Maarten, Netherlands Antilles voted to be represented by a local labor union. The Company is engaged in negotiations with the union but no collective bargaining agreement has been consummated. The Company considers relations with its employees to be good.

Growth and Expansion Strategy

        The Company's strategic business plan for long-term growth and expansion focuses on these specific areas: existing stores; new stores in existing locations and expansion into new markets.

        A well-trained and motivated sales staff is basic to the success of this plan, which is detailed below. The Company has, accordingly, invested in an on-going training program to ensure that all personnel involved in selling have complete product knowledge and possess the skills to maximize sales. Successful completion of this training is required of all sales personnel. In addition, in fiscal 1995, the Company modified its sales commission system to provide more employee incentive and to adjust compensation to be more flexible with sales. Management believes that the continuation of this program and successful implementation of the commission system has had and will continue to have a positive impact on the Company's overall effort to generate revenue growth.

        1. Existing stores: The Company's strategy includes competitive marketing efforts to generate increased sales in existing stores by careful management of product mix in each location, and by maximum use of available selling space.

        2. Market expansion: Little Switzerland continually searches for opportunities to increase its penetration of current island locations and to expand geographically into new markets. In February 1996, the Company opened a new store in the new Royal Plaza Mall in Aruba. A 6,200 square foot store serves as the anchor tenant and offers a full range of Little Switzerland merchandise, including in-store boutiques of Hermes and Gianni Versace accessories.

The mall is strategically located across from the increasingly popular cruise ship dock. The Company also opened a 950 square foot store in St. Lucia on December 12, 1996. In May 1996, the Company opened a 2,500 square foot store in Juneau, Alaska. This popular summer cruise destination is expected to receive nearly 500,000 passengers in the short summer season. In May 1997, the Company continued its expansion into Alaska, opening an 1,850 square foot store in Skagway. In February 1996, the Company purchased the assets of two retail stores located in Barbados, West Indies, which previously operated under the name of Louis Bayley. A 5,200 square foot store located in the prime shopping area offers a full range of Little Switzerland products. Additionally, the Company operates a 1,600 square foot store in a shopping complex located within the cruise dock facility servicing cruise passengers as they embark/disembark. In addition, the Company continues to investigate the feasibility of moving into the Western Caribbean and to explore opportunities that exist not only in other new destinations but also in resort retailing. Worldwide resort demographics and international tourism trends are critical factors in evaluating potential sites for Little Switzerland expansion.

        Inasmuch as the $7 billion tourism industry is the primary source of revenue for all the Caribbean destinations in which Little Switzerland stores are located, the Company expects that the cruise ship and hotel industries, as well as local tourism boards, will continue to increase their annual advertising and promotional budgets to attract greater numbers of visitors to the islands.

Working Capital and Seasonality

        The Company's primary needs for working capital are to support its inventory requirements, which fluctuate during the year due to the seasonal nature of the Company's business, to maintain and remodel its existing stores and to finance the opening or acquisition of new stores. In addition, a significant investment in inventory is required at all times in order to meet the demands of its customers who, as tourists, require immediate delivery of purchased goods.

        As a general policy, the Company does not sell merchandise on account. Virtually all sales are paid by cash, check or major credit card.

        On the basis of its current operating plan, the Company anticipates that its cash flow from operations together with funds available from bank financing will be sufficient to fund its operations and expansion for at least the next three years. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

        The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean. The peak selling season in the Caribbean runs from late fall through spring. The peak selling season in Alaska runs from late spring through the summer. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Since the Company has less cash available from operations in the off-season, it may be required to borrow to finance its build-up of inventory and any expansion of Company operations. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality."

Inflation

        Historically, the Company has generally been able to increase prices to reflect cost increases resulting from inflation and expects to be able to do so in the future. While the Company cannot precisely determine the effect of inflation on its operations, the Company does not believe that its operations have been materially affected by inflation during the three most recent fiscal years.

Other Matters

        Foreign and Domestic Operations. See Note 2 of Notes to Consolidated Financial Statements.

        Environmental. In the opinion of Little Switzerland, compliance with current laws and regulations pertaining to the environment, health and safety has not materially affected its business or financial condition and will not do so in the foreseeable future.

        Customers. Little Switzerland is not dependent upon any single customer or upon any single group of customers, the loss of which would have a material effect on Little Switzerland.

        Patents and Trademark. Little Switzerland holds a number of licenses, trademarks and trade names. None of the foregoing is believed to be material to Little Switzerland.

        Other. Little Switzerland does not have significant research and development expenditures.

        Little Switzerland does not have significant backlog of orders and inventory. Little Switzerland must carry adequate inventory to enable tourists to receive immediate delivery of items.

        Little Switzerland does not have any business under government contract.


ITEM 2. PROPERTY

        Little Switzerland's 27 stores are all situated in prime retail locations. The Company owns its facility in Philipsburg, St. Maarten and leases the 26 other stores it operates. Most of its stores are free-standing. In addition to approximately 70,000 square feet of selling space, the Company has approximately 33,000 square feet of warehouse space, 11,000 square feet of which is at the Company's main warehouse on St. Thomas. The Company owns the building which houses its headquarters and warehouse on St. Thomas and leases the underlying real property from the Virgin Islands Port Authority under a ten-year ground lease. The ground lease is subject to two five-year renewal terms and may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements. The Company anticipates that in most cases retail space for new stores opened or acquired will be leased. This arrangement provides the Company not only with greater flexibility in selecting prime retail locations for its stores, but also allows the Company to utilize its capital to more effectively design and decorate its stores with quality furnishings commensurate with the prestigious image the Company maintains.


ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on the financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended May 31, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price range of Common Stock and Dividend Policy

        The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "LSVI." The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the NASDAQ National Market System, as reported by NASDAQ. The Company's initial public offering of its Common Stock at $ 12.00 per share occurred on July 18, 1991.

                                                   High             Low
                                                   ----             ---

        Fiscal Year ended May 31, 1997
        ------------------------------

        Quarter ended August 30, 1996              5 3/4            4
        Quarter ended November 29, 1996            5 1/2            4 1/4
        Quarter ended February 28, 1997            5 1/8            4 7/16
        Quarter ended May 31, 1997                 6 3/8            4 1/4

        Fiscal Year ended June 1, 1996
        ------------------------------

        Quarter ended August 31, 1995              6 1/2            4
        Quarter ended December 2, 1995             6 1/8            3 1/2
        Quarter ended March 2, 1996                4 1/4            3 1/2
        Quarter ended June 1, 1996                 6 1/4            3 3/4

        The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

        On October 1, 1997, there were 142 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

        Little Switzerland has not sold any securities within the past three years that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                 (Dollars in thousands except per share amounts)


                                                                     Year Ended
                                      --------------------------------------------------------------------------
                                       May 31,          June 1,         May 31,        May 31,        May 31,
                                        1997             1996            1995           1994           1993

Income Statement Data:
Net sales                             $   88,314      $   62,895     $    72,240     $   64,312      $   63,396
Operating income                           2,661           1,666           4,736          5,221           6,556
Net income                            $    1,159      $      915     $     3,694     $    4,098      $    5,191
                                      ==========      ==========     ===========     ==========      ==========

Net income per share (1)              $     0.14      $     0.11     $      0.44     $     0.49      $     0.62
                                      ==========      ==========     ===========     ==========      ==========

Balance Sheet Data:
Total assets                              77,391          77,877          58,446         52,869          54,160
Long-term debt                             6,119           8,068               -              -               -

Operating Data:
Gross profit margin                         43.7%           42.5%           42.8%          44.1%           46.2%
Operating income margin                      3.0%            2.7%            6.6%           8.1%           10.3%
Stores open at period end (2)                 27(8)           27(7)           24(6)          23(4)           18(3)
Comparable store net sales
   (decrease) increase (5)                 (14.3%)          17.3%            4.1%           0.6%            6.2%


(1)     See Notes 2 and 13 of Notes to Consolidated Financial Statements.
(2) In addition to the stores described, the Company's franchisee, Solomon Brothers Ltd., currently has eight stores in the Bahamas which are operated pursuant to a franchise agreement entered into in fiscal 1988.
(3)     During fiscal 1993, the Company opened a new store in St. Lucia.
(4) In fiscal 1994, the Company opened two "Little Treasures" stores in Curacao and St. Thomas, a Little Switzerland store in St. Thomas and reopened a Little Switzerland store in Aruba which had been closed since November 1992 due to remodeling of the hotel in which it is located. In April 1994, the Company acquired "La Parfumerie", a fragrance store in Antigua.
(5) Comparable store sales are calculated using sales of stores which were open for the full period.
(6) In fiscal 1995, the Company opened a new Little Switzerland store on the island of St. Martin on the French side and in Ketchikan, Alaska. Also, it closed one store in St. Thomas due to the expiration of its lease.
(7) In fiscal 1996, the Company opened two new stores in Aruba and one in Juneau, Alaska. In addition, it acquired two stores previously operating under the name "Louis Bayley" on the island of Barbados. It also closed its American Yacht Harbor and Little Treasures stores on St. Thomas.
(8) In fiscal 1997, the Company opened a new Little Switzerland store on the island of St. Lucia and in Skagway, Alaska. Also, it closed a Little Treasures store in Curacao and its accessories store in Aruba.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        This Annual Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

        The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following: (i) the frequency of tourist visits to the locations where the Company maintains retail stores, (ii) the Company's ability to retain relationships with its major suppliers of product for resale, (iii) weather in the Company's markets, (iv) actions of the Company's competitors and the Company's ability to respond to such actions, (v) economic conditions that affect the buying patterns of the Company's customers, (vi) availability of new tourist markets for expansion and (vii) the continued success of the Company's efforts to implement its planned strategic initiatives. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

        The following represents the components of operating results for the three years ended:


                                                                    Fiscal Year Ended
                                            --------------------------------------------------------------
                                               May 31,                  June 1,                   May 31,
                                                1997                     1996                      1995
                                            -----------              ------------               ----------

Net sales                                       100.0%                   100.0%                    100.0%

Cost of sales                                    56.3                     57.5                      57.2

Gross profit                                     43.7                     42.5                      42.8

Selling, general and administrative
   expenses                                      41.3                     47.3                      36.3

Gain on insurance proceeds                       (0.6)                    (7.5)                        -
                                             ---------                ---------                  --------

Operating Income                                  3.0                      2.7                       6.5
Interest expense, net                             1.7                      0.9                       0.3
                                             ---------                ----------                 --------

Income before Provision
for Income Taxes                                  1.3                      1.8                       6.2

Provision for Income Taxes                        0.0                      0.3                       1.1
                                             ---------                ----------                 --------

Net income                                        1.3%                     1.5%                      5.1%
                                             =========                ==========                 ========


Employee Defalcation Loss

        In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation has occurred during the current fiscal year. The estimated loss of approximately $2.4 million has been classified as a general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 31, 1997. The Company is in the process of reviewing its insurance coverage which calls for a maximum claim limitation of $1,000,000, and intends to submit a claim to its fidelity bond carrier and seek full restitution from the employee. The amount of insurance recovery from its insurance carrier, if any, relating to these losses has not been reflected in the accompanying financial statements.

Fiscal 1997 Compared to Fiscal 1996

        Net sales for the fiscal year ended May 31, 1997 increased approximately $25.4 million or 40% from $62.9 million in fiscal 1996 to $88.3 million in fiscal 1997. Sales for stores open in all of fiscal 1997 and 1996 decreased approximately $3.5 million or 14.3% from $24.7 million in fiscal 1996 to $21.1 million in fiscal 1997. Both the large increase in overall sales and the comparable store sales decline are attributable to the impact in fiscal 1996 of hurricanes Luis and Marilyn which inflicted damage to several of the Company's stores and caused significant damage to various islands' infrastructures. Those stores that were not damaged and did remain open in fiscal 1996 benefited from the closure of neighboring stores and thus reported higher than normal sales. The store located on the harbor in Marigot, St. Martin, the last of the hurricane damaged stores, reopened in November, 1996. While the reopening of the Company's hurricane damaged stores and the opening of two new stores in fiscal 1997 contributed to the overall increase in sales in fiscal 1997 compared to fiscal 1996, management believes that the impact of the hurricanes continued to have a negative impact on sales into fiscal 1997.

        Gross profit margin improved slightly from 42.5% of net sales in fiscal 1996 to 43.7% of net sales in fiscal 1997. Management attributes this improvement to the stronger US dollar measured against European currencies partially offset by the impact on margins of certain inventory liquidation efforts.

        Selling, General and Administrative expenses ("SG&A") for the year ended May 31, 1997 increased 23% from $29.8 million in fiscal 1996 to $36.5 million in fiscal 1997. The increase is largely due to the estimated loss of approximately $2.4 million resulting from the employee theft described above, which has been classified as a general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 31, 1997. See "Employee Defalcation Loss." In addition, management further attributes the increase to the lower than normal SG&A expenses in the prior year from the closed stores as well as additional expense associated with its new store in Alaska. Management also noted higher depreciation associated with stores remodeled after the hurricanes.

        Net interest expense increased from $558,000 in fiscal 1996 to $1.5 million in fiscal 1997 primarily due to higher average borrowings, caused by the Company's acquisition of the inventory, leasehold rights, and fixed assets of its two stores in Barbados. Additionally, the weighted average interest rate increased from 6.5% in fiscal 1996 to 7.9% in fiscal 1997.

        The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates currently ranging from 3.7% to 42%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly-owned subsidiary, L.S. Wholesale, Inc. which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended.

Under an agreement which expires in 1998 (subject to renewal), L.S. Wholesale, Inc. benefits from a lower tax rate on its income earned outside the U.S. Virgin Islands, which is taxed at a rate of 3.74%. The Company's effective tax rate was 0.0% and 17.4% in the fiscal years ended May 31, 1997 and June 1, 1996, respectively.

        The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000 problem," which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to recognize and process date sensitive information properly as the year 2000 approaches. An internal study is currently under way to determine the full scope and related costs of the Year 2000 problem to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. While it is not possible, at present, to give an accurate estimate of the cost of this work, the Company expects that such costs may be material to its results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. System maintenance or software modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

Fiscal 1996 Compared to Fiscal 1995

        In September, 1995, Hurricanes Luis and Marilyn inflicted damage on several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. As of July 30, 1996, all stores have reopened with the exception of one store in Marigot, St. Martin, which is scheduled to reopen in the fall of 1996.

        The Company has settled all outstanding claims related to the hurricanes with its insurance carriers. In connection with the final settlement, the Company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing lost profits for the as yet unopened Marigot store related to fiscal 1997, has been recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996.

        Net sales for the fiscal year ended June 1, 1996, decreased approximately $9.3 million or 13% from $72.2 million in fiscal 1995 to $62.9 million in fiscal 1996. Sales for stores open in all of fiscal 1995 and 1996 increased approximately $3.6 million or 17.3% from $20.6 million in fiscal 1995 to $24.2 million in fiscal 1996. The sales trends were dictated by the impact of hurricanes Luis and Marilyn, which struck the Caribbean in September 1995, forcing stores closures on the island of St. Thomas, St. Maarten, St. Barths, St. Kitts and Antigua. As of year-end all but two little Switzerland stores reopened. One Marigot, St. Martin store reopened in mid-June 1996, with the other Marigot store scheduled to reopen in November 1996. As a result of the store closures and damaged island infrastructures management believes tourism was redirected to other destinations, thereby benefitting Little Switzerland stores on undamaged islands.

        Gross profit margin decreased from 42.8% of sales in fiscal 1995 to 42.5% of sales in fiscal 1996. The Company attributes this decline to the weak U.S. Dollar as compared to European currencies during the early portion of the year as well as the impact of certain fixed components of cost-of-sales as measured against a much lower sales base.

        SG&A expenses were $29.8 million or $3.6 million and 13.6% higher than a year ago. Management attributes these increases mostly to new stores opened during fiscal 1996.

        Net interest expense increased from $240,000 in fiscal 1995 to $558,000 in fiscal 1996. The increase reflects higher average borrowings, primarily due to the Company's acquisition of the inventory, leasehold rights and fixed assets of two stores in Barbados in February 1996. The weighted average interest rate decreased from 7.9% in fiscal 1995 to 6.5% in fiscal 1996.

        The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates currently ranging from 3.7% to 42.0%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly-owned subsidiary, L.S. Wholesale, Inc., which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under
Section 936 of the Internal Revenue Code of 1986, as amended. Under an agreement which expires in 1998 (subject to renewal), Wholesale benefits from a lower tax rate on its income earned outside the U. S. Virgin Islands, which is taxed at a rate of 3.74%. The Company's effective tax rate was 17.8% in fiscal 1995 and 17.4% in fiscal 1996.

Fiscal 1995 Compared to Fiscal 1994

        Net sales for the fiscal year ended May 31, 1995 increased approximately $7.9 million or 12.3% from $64.3 million in fiscal 1994 to $72.2 million in fiscal 1995. Sales for stores open in all of fiscal 1994 and 1995 increased approximately $2.6 million or 4.1% from $64.3 million in fiscal 1994 to $66.9 million in fiscal 1995. The Company's stores in St. Barth, Aruba, Antigua and St. Lucia experienced sales increases in fiscal 1995. St. Thomas sales were flat due to ongoing street and sewer construction which affected the downtown area where most of the stores are located as well as a weak summer tourist season which negatively impacted sales in the first half of the fiscal year. The increase in total net sales is largely attributable to new stores in St. Thomas, Ketchikan, Antigua and Marigot, St. Martin. The comparable store increase resulted from sales increases in St. Barths, Aruba, Antigua and St. Lucia.

        Gross profit margins decreased from 44.1% of net sales in fiscal 1994 to 42.8% in fiscal 1995 thereby impairing overall net income. The Company attributes this decline to its program to reduce aged inventory levels and to refine its product mix as well as a decline in the value of the U.S. Dollar relative to European currencies in which much of its merchandise purchases are denominated.

        SG&A increased approximately $3.1 million or 13.3% from $23.1 million in fiscal 1994 to $26.2 million in fiscal 1995. As a percentage of net sales, SG&A increased from 36.0% in fiscal 1994 to 36.3% in fiscal 1995. The $3.1 million increase in SG&A was due mostly to costs of new stores. On a comparable store basis SG&A expenses increased 3.7% from the prior fiscal year.

        Net interest expense increased slightly from $225,000 in fiscal 1994 to $240,000 in fiscal 1995. The increase reflects higher interest rates. The weighted average interest rate increased from 5.6% in fiscal 1994 to 7.9% in fiscal 1995. The borrowing represented utilization of the Company's short-term credit facilities to finance inventory buildup prior to the high selling season.

        The Company's effective tax rate was 18.0% in fiscal 1994 and 17.8% in fiscal 1995.

Liquidity and Capital Resources

        The Company's primary needs for liquidity are to support its inventory requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores and finance the opening or acquisition of new stores.

Inventory is maintained at levels to adequately meet the demands of customers who, as tourists, require immediate delivery of purchased goods.

        Cash provided by operations during fiscal 1997, 1996 and 1995 was $0.4 million, $3.8 million and $2.5 million, respectively. The decrease in fiscal 1997 was primarily due to the loss of approximately $2.4 million in cash as a result of the alleged employee theft during fiscal 1997 more fully disclosed above. See "Employee Defalcation Loss."

        The Company has available unsecured credit facilities of $19.3 million of which $8.1 million in borrowings were outstanding as of May 31, 1997. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt is payable monthly and the principal is payable in equal quarterly payments over a four year period commencing March 1997. As of May 31, 1997, the Company was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts. It remains management's expectation that funds available from operations and existing credit facilities will be sufficient to fund operations and expansion for at least the next three years.

        Capital expenditures (excluding acquisitions) during fiscal 1997, 1996 and 1995 were approximately $4.4 million, $6.8 million and $4.5 million, respectively. Capital expenditures during fiscal 1997 include approximately $3.6 million for the refurbishment of existing stores and approximately $800,000 for computer and point-of-sale hardware and software upgrades. Capital expenditures during fiscal 1996 included approximately $3.4 million for new stores and fixtures and $2.5 million for the refurbishment of existing stores and approximately $715,000 for computer and point-of-sale hardware and software upgrades.

        The Company currently leases 26 of its 27 stores and anticipates obtaining retail space for new stores through leases. This arrangement allows the Company to more effectively design and decorate its stores with quality furnishings consistent with the prestigious image the Company maintains.

Seasonality

        The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean. The peak selling season in the Caribbean runs from late fall through spring. Accordingly, approximately one-third of the Company's sales have historically occurred during the third fiscal quarter, and the Company may incur losses in the first and second fiscal quarters. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Since the Company has less cash available in the off season, it may be necessary to borrow to finance its build-up of inventory and any expansion of the Company's operations. Unaudited quarterly financial information for the Company for fiscal 1996 and 1995 is included in Note 9 of Notes to Consolidated Financial Statements.

Inflation

        Historically, the Company has generally been able to increase prices to reflect cost increases resulting from inflation and expects to be able to do so in the future. While the Company cannot precisely determine the effect of inflation on its operations, the Company does not believe that its operations have been materially affected by inflation during the three most recent years.

Exchange Rates

        While the Company receives United States dollars for most of its sales, a significant portion of the Company's inventory purchases are transacted in foreign currencies. Because of the Company's need to maintain adequate levels of inventory, the Company must place large orders for merchandise many months in advance of when it will receive payment for the merchandise from customers.

The Company's ability to offer attractive pricing of luxury goods purchased in foreign currency depends in part on the relative exchange rates between the United States dollar and the various foreign currencies. The Company engages in hedging transactions to minimize the effects of fluctuating foreign exchange rates on the Company's results of operations. The Company enters into foreign exchange contracts to hedge against foreign currency fluctuations for purchase commitments and accounts payable denominated in foreign currencies. The Company believes that foreign currency hedging has been effective in minimizing the impact of foreign currency fluctuations on gross margin in prior years and expects to continue this program. See Note 2 of Notes to Consolidated Financial Statements.

Other Matters

        In August 1995, the Company announced that it had received inquiries from third parties regarding a possible acquisition of or business combination with the Company. The Company asked its financial advisors, Wasserstein Perella & Co. and Triumph Capital Group, to assist the Company in evaluating these inquiries.

        During fiscal 1997, the Company again received inquiries from third parties regarding a possible strategic transaction with the Company. After completing an operational and strategic review of the Company, Little Switzerland announced in August 1997 that it was pursuing various strategic alternatives and that its financial advisor, Wasserstein Perella & Co., Inc., would discuss possible business combinations with certain third parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            LITTLE SWITZERLAND, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants.................................    18

Consolidated Balance Sheets..............................................    19

Consolidated Statements of Income........................................    20

Consolidated Statements of Changes in Stockholders' Equity...............    21

Consolidated Statements of Cash Flows....................................    22

Notes to Consolidated Financial Statements...............................    23

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Little Switzerland, Inc.:

        We have audited the accompanying consolidated balance sheets of Little Switzerland, Inc. (a Delaware corporation) and subsidiaries as of May 31, 1997 and June 1, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the fiscal years ended May 31, 1997, June 1, 1996 and May 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Little Switzerland, Inc. and subsidiaries as of May 31, 1997 and June 1, 1996, and the results of their operations and their cash flows for each of the fiscal years ended May 31, 1997, June 1, 1996 and May 31, 1995, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
September 25, 1997

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                  May 31,             June 1,
                                 ASSETS                                            1997                1996
                                                                                ----------           ----------

Current assets:
   Cash and cash equivalents (Notes 2 and 13)..............................     $   1,710            $    5,393
   Accounts receivable.....................................................         2,083                 1,892
   Inventory (Note 2)......................................................        44,728                43,678
   Prepaid expenses and other current assets...............................         2,172                 1,607
                                                                                ---------            ----------
     Total current assets..................................................        50,693                52,570
                                                                                ---------            ----------

Property, plant and equipment, at cost, (Note 2)...........................        38,565                34,247
   Less--Accumulated depreciation..........................................        15,201                12,522
                                                                                ---------            ----------
                                                                                   23,364                21,725
Other assets (Note 2)......................................................         3,334                 3,582
                                                                                ---------            ----------

     Total assets..........................................................     $  77,391            $   77,877
                                                                                =========            ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt (Note 4)..............................     $   2,225            $      832
   Unsecured notes payable (Note 4)........................................         8,100                 7,100
   Accounts payable........................................................         7,002                 6,839
   Accrued and currently deferred income taxes (Notes 2 and 5) ............           429                 2,002
   Other accrued expenses and deferred income (Notes 2 and 12) ............         2,431                 3,225
                                                                                ---------            ----------

     Total current liabilities.............................................        20,187                19,998

Long term debt.............................................................         6,119                 8,068

Deferred income taxes (Notes 2 and 5)......................................           186                    90
                                                                                ---------            ----------

     Total liabilities.....................................................        26,492                28,156
                                                                                =========            ==========

Commitments and contingencies (Note 6).....................................

Minority interest (Note 11)................................................         1,619                 1,619
                                                                                ---------            ----------

Stockholders' equity (Notes 1, 3 and 10):
   Preferred stock, $.01 par value--
     Authorized--5,000 shares
     Issued and outstanding--none..........................................           ---                   ---
   Common stock, $.01 par value--
     Authorized--20,000 shares
     Issued and outstanding--8,462 shares in 1997 and 8,457 in 1996 .......            85                    85
   Capital in excess of par................................................        14,811                14,792
   Retained earnings.......................................................        34,384                33,225
                                                                                ---------            ----------

     Total stockholders' equity............................................        49,280                48,102
                                                                                =========            ==========

     Total liabilities, minority interest and stockholders' equity ........     $  77,391            $   77,877
                                                                                ---------            ----------


  The accompanying notes are an integral part of these consolidated financial statements.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)



                                                                                 For the Years Ended
                                                                       -------------------------------------------
                                                                        May 31,         June 1,            May 31,
                                                                         1997            1996               1995
                                                                       ---------       ----------         --------

Net sales............................................................  $  88,314       $  62,895         $  72,240

Cost of sales........................................................     49,721          36,164            41,307
                                                                       ---------       ---------         ---------

Gross profit.........................................................     38,593          26,731            30,933

Selling, general and administrative expenses (Notes 2 and 13) .......     36,492          29,778            26,197

Gain on insurance proceeds (Note 12).................................        560           4,713                 -
                                                                       ---------       ---------         ---------

    Operating income.................................................      2,661           1,666             4,736

Interest expense, net................................................      1,502             558               240
                                                                       ---------       ---------         ---------

    Income before provision for income taxes.........................      1,159           1,108             4,496

Provision for income taxes (Notes 2 and 5)...........................          -             193               802
                                                                       ---------       ---------         ---------

Net income...........................................................  $   1,159       $     915         $   3,694
                                                                       =========       =========         =========

Net income per share (Note 2)........................................  $    0.14       $    0.11         $    0.44
                                                                       =========       =========         =========

Weighted average shares outstanding (Notes 1 and 2)                        8,526           8,456             8,451
                                                                       =========       =========         =========



  The accompanying notes are an integral part of these consolidated financial statements.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                      Common Stock          Capital in
                                                 ---------------------       Excess of      Retained
                                                 Shares         Amount         Par          Earnings      Total
                                                 ------         ------      ----------      --------      -----

Balance, May 31, 1994.....................        8,449       $     84     $  14,758       $ 28,616    $ 43,458

    Net income............................            -              -             -          3,694       3,694

    Shares issued under stock
      purchase plan (Note 10).............            3              1            18              -          19
                                                 ------       --------     ---------       --------    --------

Balance, May 31, 1995.....................        8,452       $     85     $  14,776       $ 32,310    $ 47,171

    Net income............................            -              -             -            915         915

    Shares issued under stock
      purchase plan (Note 10).............            5              -            16              -          16
                                                 ------       --------     ---------       --------    --------

Balance, June 1, 1996.....................        8,457       $     85     $  14,792       $ 33,225    $ 48,102

    Net income............................            -              -             -          1,159       1,159

    Shares issued under stock
      purchase plan (Note 10).............            5              -            19              -          19
                                                 ------       --------     ---------       --------    --------

Balance, May 31, 1997.....................        8,462       $     85     $  14,811       $ 34,384    $ 49,280
                                                 ======       ========     =========       ========    ========



  The accompanying notes are an integral part of these consolidated financial statements.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                               For the Years Ended

                                                                    May 31,          June 1,            May 31,
                                                                     1997             1996               1995
                                                                   --------         --------           --------

Cash flows from operating activities:
    Net income................................................    $   1,159         $    915         $   3,694
      Adjustments to reconcile net income to
        net cash provided by operating activities
        Depreciation and amortization.........................        3,077            2,489             2,157
        Deferred gain from insurance proceeds                          (560)               -                 -
        Loss on retirement of fixed assets....................           22            2,918                 -
        Increase (decrease) in deferred income taxes                     96             (144)             (122)
Changes in assets and liabilities:
      (Increase) in accounts receivable.......................         (191)             (72)             (244)
      (Increase) in inventory.................................       (1,050)          (3,499)           (4,477)
      (Increase) decrease in prepaid expenses
        and other current assets..............................         (522)             178              (489)
      Increase in accounts payable............................          163              355             1,350
      Increase (decrease) in other accrued expenses
        and deferred income...................................         (234)           1,065               100
      Increase (decrease) in accrued and
        currently deferred income taxes.......................       (1,573)            (395)              536
                                                                  ---------         ---------        ---------
    Net cash provided by operating activities  ...............          387            3,810             2,505
                                                                  ---------        ---------         ---------

Cash flows from investing activities:
    Capital expenditures......................................       (4,388)          (6,806)           (4,542)
    Decrease (increase) in other assets.......................         (145)          (1,609)              286
    Acquisition of inventory and fixed assets
      (Notes 2 and 11)........................................            -           (8,917)                -
                                                                  ---------         ---------        ---------
Net cash used in investing activities.........................       (4,533)         (17,332)           (4,256)
                                                                  ---------         ---------        ---------

Cash flows from financing activities:
    Borrowing under unsecured notes payable ..................       26,950           32,400            36,297
    Repayment of unsecured notes payable......................      (25,950)         (25,300)          (36,297)
    Proceeds from (repayments of) long term borrowings .......         (556)           8,900                 -
    Issuance of common stock..................................           19               16                18
                                                                  ---------         ---------        ---------
      Net cash provided by financing activities ..............          463           16,016                18

Net (decrease) increase in cash and cash equivalents .........       (3,683)           2,494            (1,733)

Cash and cash equivalents, beginning of year .................        5,393            2,899             4,632
                                                                  ---------         ---------        ---------

Cash and cash equivalents, end of year........................    $   1,710         $  5,393         $   2,899
                                                                  =========         =========        =========

Cash paid during the year for:
        Income Taxes..........................................    $   1,543         $     762        $     620
                                                                  =========         =========        =========
        Interest..............................................    $   1,450         $    590         $     289
                                                                  =========         =========        =========

Non-cash activity:
    Issuance of Preferred Stock by subsidiary
    in acquisition of inventory and fixed assets .............            -            1,619                 -
                                                                  =========        =========         =========



  The accompanying notes are an integral part of these consolidated financial statements.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997

(1)     Organization

        Little Switzerland, Inc. (the "Company") was incorporated in May 1991. A wholly owned subsidiary of Town & Country Corporation ("Town & Country") contributed to the Company all of the outstanding shares of L.S. Holding, Inc. and L.S. Wholesale, Inc. in exchange for 10,000,000 shares of the Company's Common Stock. On June 3, 1991, the Company declared an 84 for 100 reverse stock split resulting in outstanding shares of Common Stock of 8,400,000, which has been retroactively reflected in the accompanying consolidated financial statements.

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

        Subsequent to the Offering, Switzerland Holding owned 2,700,000 shares of the Company's Common Stock (approximately 32% of the issued and outstanding Common Stock as of May 31, 1994) which were not registered in the Offering. In connection with the consummation of the recapitalization of Town & Country ("T&C") in May 1993 (the "Recapitalization"), Switzerland Holding was dissolved and 2,533,279 shares of the Company's Common Stock were transferred to a trust (the "Trust") established for the benefit of T&C and the holders of T&C's Exchangeable Preferred Stock (the "T&C Exchangeable Preferred Stock"). Each holder of a share of T&C Exchangeable Preferred Stock may exchange such share for one share of the Company's Common Stock held in the Trust.

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

(2)     Summary of Significant Accounting Policies

        Presentation

        The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the May 31, 1997 presentation. All significant intercompany balances have been eliminated in consolidation.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


        Effective with the second quarter of fiscal 1996, the Company adopted a "4-5-4" fiscal calendar wherein each fiscal quarter contains two four week periods and one five week period, with each period beginning on a Sunday and ending on a Saturday. Previously, the Company used calendar months for its fiscal periods. The purpose of this change is to provide more consistent comparability between fiscal periods. The change in fiscal calendar added one day to fiscal 1996 as compared to fiscal 1997. Management estimates that the one day gained from this calendar change had no material effect on the reported net income for fiscal 1996.

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

        Foreign Operations

        Net sales and operating income from foreign operations (non-U.S. possessions) amounted to 62%, 61% and 54%, and 22%, 174% and 40% of total net sales and operating income, respectively, in fiscal 1997, 1996 and 1995, respectively. Inter-segment sales were not material for all periods presented. Identifiable assets of foreign operations amounted to 63%, 53% and 54% of total assets as of May 31, 1997, June 1, 1996 and May 31, 1995, respectively.

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

        Advertising expense for fiscal 1997, 1996 and 1995 was approximately $3,138,000, $3,008,000 and $2,078,000, respectively. Prepaid advertising of approximately $663,000 and $461,000 at May 31, 1997 and June 1, 1996,
respectively, is included in the consolidated balance sheets as prepaid expenses and other current assets.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


        Property, Plant and Equipment

        Fixed assets are depreciated over their estimated useful lives, principally using the straight-line method. Property, plant and equipment consist of the following:



                                                          Estimated
                                                         Useful Life           May 31               June 1
                                                            Range               1997                 1996
                                                        ------------          --------              ------

Land and buildings.............................           20-40 Years       $ 7,215,000          $ 7,191,000
Furniture and fixtures.........................            3-10 Years        12,338,000           11,671,000
Equipment......................................            3-20 Years         4,735,000            3,615,000
Construction in progress.......................                     -           162,000              414,000
Leasehold improvements.........................     Life of the lease
                                                      or useful life,
                                                 whichever is shorter        14,115,000           11,356,000
                                                                            -----------          -----------
                                                                            $38,565,000          $34,247,000
                                                                            ===========          ===========



        Income Taxes

        The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        Other Assets

        Other assets consist primarily of amounts related to non-competition agreements, rental deposits and the excess of cost over the fair market value of the net assets of the business acquired (goodwill). Amounts related to non-competition agreements are amortized over the lives of the respective agreements. Amounts related to goodwill are being amortized over periods of up to 10 years. Accumulated amortization totaled $340,821 and $33,132 at May 31, 1997 and June 1, 1996, respectively.

        The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews applicable assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of these assets by determining whether the amortization over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate commensurate with the risks involved. No such impairment existed as of May 31, 1997 or June 1, 1996.

        Foreign Exchange Contracts

        The Company enters into foreign exchange contracts to hedge against foreign currency fluctuations for purchase commitments and accounts payable denominated in foreign currencies. Gains and losses on contracts to hedge purchase commitments are included in the cost basis of the related purchases. Deferred (losses) gains of approximately ($296,000) and $213,000, respectively, are included in the inventory balances at May 31, 1997 and June 1, 1996, respectively.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997




        At May 31, 1997, the Company had various contracts maturing during the period from June through September, 1997 at contractually predetermined rates totaling approximately $4,800,000.

        The Company's functional currency, under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, for all foreign locations is the U.S. dollar. Accordingly, all transaction and translation gains and losses are included in the accompanying consolidated income statements. Gains and losses for all periods presented were not material.

        Other Accrued Expenses and Deferred Income

        Other accrued expenses and deferred income are comprised of the following:

                                                   May 31,            June 1,
                                                    1997               1996
                                                   -------            -------

Deferred income (Note 12)......................   $       --        $  560,000
Customer deposits..............................      484,000           512,000
Payroll and related items......................    1,028,000         1,569,000
Other..........................................      919,000           584,000
                                                  ----------        ----------
                                                  $2,431,000        $3,225,000
                                                  ==========        ==========


        Fair Value of Financial Instruments

        In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value amounts of its financial instruments using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable and bank debt. The carrying value of these assets and liabilities are a reasonable estimate of their fair value at May 31, 1997.

        Net Income per Share

        Net Income per share is computed based on the weighted average number of common and common equivalent shares outstanding, where dilutive, during each period. Common equivalent shares result from the assumed exercise of stock options (Note 10). In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure" effective for fiscal years ending after December 15, 1997. Earlier adoption is not permitted. The Company's adoption of SFAS No. 128 for fiscal 1997 will not materially impact its earnings per share calculation and the adoption of SFAS No. 129 will have no impact on the Company's current disclosures.

        Cash Flows

        For the purpose of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


(3)     Transactions with Affiliates

        The Company enters into a number of transactions with Town & Country of which one of the Company's Directors is an Executive Officer. The Company purchases a portion of its merchandise from Town & Country and its affiliated companies at prices that management believes approximate arm's-length transactions. Such purchases totaled approximately $640,000, $1,443,000 and $2,502,000 in fiscal 1997, 1996 and 1995, respectively.

(4)     Credit Arrangements

        The Company has available a total of $19.3 million in unsecured credit facilities, of which $7.6 million is available for borrowing with maturities ranging from one to three years from May 31, 1997. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled $8.1 million and $7.1 million as of May 31, 1997 and June 1, 1996, respectively. Outstanding letters of credit against these credit facilities totaled $3.6 million and $3.0 million as of May 31, 1997 and June 1, 1996, respectively. Additionally, in February 1996, the
Company secured term debt of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25% and is payable monthly. The principal is payable in equal quarterly payments over a four year period commencing March 1997. As of May 31, 1997, the Company was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts. The weighted average interest rates incurred during fiscal 1997, 1996 and 1995 were approximately 7.9%, 6.5% and 7.9%, respectively.

(5)     Income Taxes

        The domestic (United States Virgin Islands "USVI", and Ketchikan, Juneau and Skagway, Alaska) and foreign components of income before income taxes are as follows:

                                              For the Fiscal Years Ended
                                 ----------------------------------------------
                                    May 31,          June 1,           May 31,
                                     1997             1996              1995
                                   --------         --------           ------

Domestic......................   $ 2,010,000       $   202,000      $ 3,583,000
Foreign.......................     (851,000)           906,000          913,000
                                 -----------       -----------      -----------

                                 $ 1,159,000       $ 1,108,000      $ 4,496,000
                                 ===========       ===========      ===========

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


The components of the provision (benefit) for income taxes are as follows:


                                                             For the Fiscal Years Ended
                                                    May 31,             June 1,          May 31,
                                                     1997                1996             1995
                                                   --------            --------         ------

Current:
    Domestic...............................     $   (96,000)         $   137,000       $  522,000
    Foreign................................               -              200,000          402,000
                                                ------------         ------------      -----------

                                                    (96,000)             337,000          924,000
                                                ------------         ------------      -----------

Deferred:
    Domestic...............................          96,000             (144,000)        (122,000)
    Foreign................................               -                    -                -
                                                ------------         ------------      -----------
                                                $         -          $   193,000       $  802,000
                                                ============         ============      ===========



        The deferred tax provision (benefit) results primarily from the use of different depreciation methods for financial reporting and tax purposes as well as the difference in timing as to when insurance recoveries are taxable and when they are recorded as income in the financial statements.

        The Company's effective tax rate is less than the USVI statutory rate of 37.4% due to the following:


                                                                          For the Fiscal Years Ended
                                                             -----------------------------------------------
                                                                May 31,             June 1,          May 31,
                                                                 1997                1996             1995
                                                               --------            --------         --------

Computed tax provision at statutory rate.............       $   434,000          $   426,000      $ 1,682,000

Increases (reductions) resulting from--
    Differences between foreign provisions
    recorded and provisions at USVI rate.............          (441,000)             (59,000)          62,000

Effect of earnings of subsidiary in USVI subject
    to lower tax rate................................          (891,000)          (1,032,000)        (942,000)

Effect of subsidiary net operating losses not
    benefited........................................           898,000              858,000                -
                                                            ------------         ------------     ------------

                                                            $         -          $   193,000      $   802,000
                                                            ============         ============     ============



        The lower tax rate in effect on certain of the income of a subsidiary in the USVI expires, subject to renewal, in 1998 and had the effect of increasing earnings per share by $0.12, $0.12 and $0.11 in fiscal 1997, 1996 and 1995, respectively.

        The net effective tax rate was approximately 0.0%, 17.4% and 17.8% for fiscal 1997, 1996 and 1995, respectively.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


        The deferred tax liability of $186,000 and $90,000 at May 31, 1997 and June 1, 1996, respectively, is the result of the use of accelerated depreciation methods for tax purposes as well as the difference in timing as to when insurance proceeds are taxable and when they are recorded as income in the financial statements. The Company's only deferred tax assets consist of net operating loss carryforwards totaling approximately $1,756,000 and $858,000 as of May 31, 1997 and June 1, 1996, for which a full valuation reserve has been recorded. The valuation allowance relates to uncertainty surrounding the realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carryforwards. For tax reporting purposes, the Company has net operating loss carryforwards of approximately $2,402,000 and $2,294,000 as of May 31, 1997 and June 1, 1996, respectively.
Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in future years. The net operating loss carryforwards will expire from 2011 to 2012 if not utilized.

(6)     Commitments and Contingencies

        Certain of the Company's facilities and retail stores are occupied under operating leases expiring at various dates. The Company's rental commitments under the noncancelable portion of these leases for each of the next five years and, in total, thereafter at May 31, 1997 are as follows:

                                                                 Total Lease
           Year                                                  Commitment

           1998............................................      $  3,859,000
           1999............................................         3,254,000
           2000............................................         2,761,000
           2001............................................         2,314,000
           2002............................................         1,369,000
           Thereafter......................................         1,529,000
                                                                 ------------
                                                                 $ 15,086,000

        Rental expense included in the accompanying consolidated statements of income amounted to approximately $4,167,000, $3,345,000 and $3,027,000 in fiscal 1997, 1996 and 1995, respectively.

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

        The Company is not a party to any material pending legal proceedings, other than ordinary litigation incidental to the business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


        During 1997, the Company received an assessment from the local government in Aruba that relates to the Company's 1987-1991 local income tax returns regarding the deductibility of goodwill. The government in Aruba has failed to provide the Company with the details of the assessment. The outcome of this matter is uncertain, and as a result, management is not able to quantify the related financial exposure, if any, at this time. However, in the opinion of management of the Company, this assessment should not result in a final judgment which would have a material adverse effect on the Company's financial condition or results of operations.

(7)     Franchise Agreement

        In fiscal 1988, the Company entered into a 10-year franchise agreement with Solomon Brothers Limited ("Solomon"), a Bahamian company engaged in the wholesale and retail distribution of jewelry, gift items and consumables in the Bahamas. The Company signed a new franchise agreement with Solomon, effective November 1, 1996, with a two year term and option to renew for an additional two years. Solomon is responsible for developing each store, in accordance with the Company's specifications, once a new location has been agreed upon. The Company provides ongoing assistance in retail and merchandising methods. Solomon is responsible for the operation of each store, but the general operating methods are dictated by the Company. Currently, Solomon operates eight locations in the Bahama Islands under the name of "Little Switzerland."

        In return for the use of the Little Switzerland name and the services provided by Little Switzerland, the Company receives an annual franchise fee which enables the Company to participate in the revenue of both Little Switzerland stores operated by Solomon and other Solomon retail stores which are not operated under the Little Switzerland name. Franchise fees are accrued by the Company as earned based upon Solomon's revenues, as defined, or a minimum annual fee of $100,000, and for fiscal 1997, 1996 and 1995 were approximately $100,000, $100,000 and $37,000, respectively.

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

        Effective June 1, 1996, the Company replaced its Discretionary Contribution Plan with a 401(k) Plan under which the Company matches each employee's contribution up to 3% of compensation. During fiscal 1997 and 1996 the Company matching totaled approximately $82,000 and $92,000, respectively. The Company's contributions vest based on the employee's years of service, with full vesting after five years of service.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


(9)     Quarterly Data (Unaudited)

        The following presents the unaudited quarterly results of operations for fiscal 1997 and 1996 (in thousands except per share data):



                                               First              Second            Third         Fourth
                                              Quarter             Quarter          Quarter        Quarter
                                               Ended               Ended            Ended          Ended
                                             August 31          November 30        March 1        May 31
                                             ---------          -----------        -------        ------

Fiscal 1997
Net sales                                  $   15,868          $   17,458         $ 32,624       $  22,364
Gross profit                                    6,896               7,638           14,498           9,561
Net income(loss)                                (769)               (560)            2,411              77
Net income(loss) per share                 $   (0.09)          $   (0.07)         $   0.28       $    0.01


                                             August 31          December 2         March 2        June 1
                                             ---------          ----------         -------        ------
Fiscal 1996
Net sales                                  $   14,068          $    9,751         $ 20,680       $  18,396
Gross profit                                    6,091               4,170            8,886           7,584
Net income(loss)                                (250)             (1,891)              397           2,659
Net income (loss) per share                $   (0.03)          $   (0.22)         $   0.05       $    0.31



(10)    Stockholders' Equity

        Stock Options

        During 1991, the Company established the 1991 Option Plan to cover option awards to key employees and directors who are also full time employees of the Company. Under this plan, the Company may grant stock options for the purchase of up to 500,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. During 1996, the Company amended the 1991 Option Plan to increase the aggregate number of shares of the Common Stock of the Company available for grant under the Plan from 500,000 to 900,000. As of May 31, 1997, 815,500 option shares were outstanding under the 1991 Plan. Options granted under the Plan vest ratably over a three to five year period and must be exercised within 10 years of the date of grant.

        During 1992, the Company established the 1992 Option Plan for non-employee directors of the Company. Under this plan, the Company may grant stock options for the purchase of up to 150,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. As of May 31, 1997, 88,000 option shares have been granted and were outstanding under the 1992 Plan. Options granted under the 1992 Option Plan vest immediately and must be exercised within 10 years of the date of grant.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


        A summary of the status of the Company's stock option plan at May 31, 1997, June 1, 1996 and May 31, 1995 together with changes during the periods then ended are presented in the following table:


                                               1997                           1996                         1995
                                     -------------------------      -------------------------    -------------------------
                                                   Weighted                       Weighted                     Weighted
                                     Shares      Average Price      Shares      Average Price    Shares      Average Price
                                                   Per Share                      Per Share                    Per Share
                                     -------------------------      -------------------------    -------------------------

Outstanding at beginning of period   839,344          6.36          531,844         8.02         425,594         10.50
Grants during period.............     65,000          4.79          315,000         3.61         232,000          5.13
Exercised during period..........         --             -                -            -               -             -
Forfeitures/Cancellations during
  period  .......................        844         10.00            7,500         8.67         125,750         10.82
Outstanding at end of period         903,500          6.24          839,344         6.36         531,844          8.02

Options exercisable at end of
period ..........................    402,800          7.28          279,999         8.59         222,498          9.48



Statement of Financial Accounting Standards No. 123 ("SFAS No. 123")

         During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.

        The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during fiscal 1997 and 1996, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions used for grants:

                                                       1997          1996
                                                       ----          ----
Risk-free interest rate                                6.41%         6.07%
Expected dividend yield                                   0%            0%
Expected lives                                      10 years      10 years
Expected volatility                                   32.21%        41.35%

        Adjustments are made for options forfeited prior to vesting. The total value of options granted was computed and would be amortized on a straight-line basis over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income and pro forma net income per share would have been reported as follows:

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997




NET INCOME:

                                   Year Ended May 31,         Year Ended June 1
                                   ------------------         -----------------
                                          1997                      1996
                                          ----                      ----

As Reported                         $    1,159,266             $      914,921
Pro Forma                           $      967,129             $      776,527


PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

                                   Year Ended May 31,         Year Ended June 1
                                   ------------------         -----------------
                                          1997                      1996
                                          ----                      ----

As Reported                             $    0.14                 $    0.11
Pro Forma                               $    0.11                 $    0.09

Employee Stock Purchase Plan

        During 1992, the Company approved an Employee Stock Purchase Plan permitting eligible employees to purchase Common Stock, semiannually on June 30 and December 31, at the average trading price during the six-month period, but not less than specified minimums. Under this plan, 23,537 shares have been issued as of May 31, 1997.

Shareholder Rights Agreement

        On July 24, 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock to stockholders of record as of the close of business on July 25, 1991. Such rights only become exercisable, and transferable apart from the Common Stock upon the earliest to occur of (I) ten business days after the first public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an "Acquiring Person") (the date of the public announcement is hereinafter referred to as the "Stock Acquisition Date"); (ii) ten business days following the commencement of tender or exchange offer that would result in a person or group becoming an Acquiring Person, or
(iii) the declaration by the Board of Directors that any person is an Adverse Person. A "Grandfathered Person" (as defined below) shall not become an Acquiring Person unless such Person shall become the beneficial owner of more than the Grandfathered Percentage (as defined below) of the outstanding shares of Common Stock. In the event that a person becomes an Acquiring Person or the Board of Directors determines that a person is an Adverse Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive upon exercise that number of Units of Series A Preferred Stock having a market value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction or 50% of the Company's assets or earning power is sold, the rights entitle holders to acquire common stock of the acquiring company having a value equal to two times the exercise price of the rights (such right is referred to as the "Merger Right"). The rights may be redeemed in whole by the Company at $.01 per right at any time prior to (I) the date on which a person is declared an Adverse Person, (ii) the tenth business day after the Stock Acquisition Date, or (iii) the occurrence of an event giving right to a Merger Right. The rights will expire on July 24, 2001.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997



        A Grandfathered Person is generally defined as any person who or which, together with its affiliates and associates, was, as of the close of business on July 25, 1991, the beneficial owner of 15% or more of the shares of Common Stock then outstanding. The Grandfathered Percentage is generally defined as the percentage of outstanding shares of Common Stock beneficially owned by a Grandfathered Person as of the close of business on July 25, 1991 plus an additional two percentage points.

        The Shareholder Rights Agreement was amended in April 1993 in connection with the recapitalization of Town & Country to permit, among other things, the shares of Common Stock owned by Town & Country to be transferred to a trust established for the benefit of Town & Country and the holders of shares of Town & Country's Exchangeable Preferred Stock.

(11)    Acquisitions

         On February 16, 1996, World Gift Imports (Barbados), Inc., a subsidiary of LS Holding, Inc. which is a subsidiary of the Company, purchased the leasehold rights, fixtures and inventories of two retail stores located in Barbados, West Indies from Dacosta Mannings Inc., a subsidiary of Barbados Shipping & Trading Company Limited. The two stores were previously operated under the name of Louis Bayley and sold merchandise similar to that carried in the Company's retail stores such as name brand watches, jewelry, china, crystal and gift items at duty free prices. The Company began operating the two stores as "Little Switzerland" stores on February 19, 1996.

        The purchase price of approximately $10.6 million was financed by bank borrowing provided by the Company's two primary banks, Chase Bank and Bank of Nova Scotia, of approximately $9 million and the issuance of preferred stock of approximately $1.6 million by World Gift Imports (Barbados), Inc. to the seller. The preferred stock has been presented as a minority interest in a consolidated subsidiary in the accompanying financial statements. The purchase price is subject to adjustment three and four years after the closing date, based on the sales performance of the two purchased stores and any additional stores that may be opened by the Company in Barbados during that period. As a part of the purchase agreement, the Company pays to the seller a management fee of 2.5% of its Barbados stores annual sales up to $15 million and 1.25% of annual sales in excess of $15 million, so long as the preferred stock is unredeemed. These management fees totaled approximately $190,000 and $55,000 in 1997 and 1996, respectively. The preferred stock may be redeemed by the Company at face value at any time after three years from the date of close through nine years from the date of close. Following that period, the Company retains the right of first refusal to match any bona fide offer from a third party to purchase the preferred stock.

        The transaction was accounted for as a purchase transaction whereby the purchase price, including transactions costs, was allocated to the tangible and intangible assets acquired, based on their estimated fair value as of February 16, 1996.

        Unaudited pro forma operating results of the Company for the years ended June 1, 1996 and May 31, 1995 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1994, are as follows:

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


                                                       Fiscal Year Ended
                                                 ------------------------------
                                                    June 1,             May 31,
                                                     1996                1995
                                                   --------             -------

Net sales....................................    $ 68,661,000       $ 77,932,000
Net income...................................       1,103,000          2,944,000
Net income per share.........................             .13                .35
Weighted average shares outstanding..........       8,456,000          8,451,000

(12)    Gain on Insurance Proceeds

        In September, 1995, Hurricanes Luis and Marilyn inflicted damage on several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. All damaged stores had reopened by November 30, 1996.

        The Company settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with the final settlement, the Company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. Approximately $560,000 of deferred income as of June 1, 1996 representing fiscal 1997 lost profits for the Marigot store, has been recorded as income in the Company's consolidated statement of income for fiscal 1997.

(13)    Employee Defalcation Loss

        In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation has occurred during the current fiscal year. The estimated loss of approximately $2.4 million has been classified as a general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 31, 1997. The Company is in the process of reviewing its insurance coverage which calls for a maximum claim limitation of $1,000,000, and intends to submit a claim to its fidelity bond carrier and seek full restitution from the employee. The amount of insurance recovery from its insurance carrier, if any, relating to these losses has not been reflected in the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The firm of Arthur Andersen & Co. has served as the Company's independent public accountants since its incorporation and has served as the accountant for certain of its subsidiaries since 1980. Accordingly, there have been no changes in the Company's accountants during the two most recent fiscal years and no material disagreements between the Company and its accountants.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

        The Board of Directors of the Company consists of six members and is divided into three classes, with two Directors in each class. Directors serve for three-year terms, with one class of Directors being elected by the Company's stockholders at each annual meeting. The Board of Directors has established an Audit Committee, a Compensation Committee and an Investment Committee. The members of the Audit Committee are Ms. Jacobs and Messrs. Correra and Donaldson. The Audit Committee reviews the financial statements of the Company and the scope of the annual audit, monitors the Company's internal financial and accounting controls and recommends to the Board of Directors the appointment of independent certified public accountants. The members of the Compensation Committee are Messrs. Carey and Donaldson and Ms. Jacobs. The Compensation Committee recommends the compensation levels of officers and employees of the Company to the Board of Directors and is responsible for administering the Company's stock option plans pursuant to authority delegated to it by the Board of Directors. The members of the Investment Committee are Messrs. Correra and Carey. The Investment Committee is responsible for reviewing and presenting to the Board of Directors strategic alternatives available to the Company. The Board of Directors does not have a nominating committee.

        Directors who are officers or employees of the Company receive no compensation for service as Directors. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee Directors each receive an annual retainer of $5,000, plus a fee of $2,500 for each Board of Directors meeting attended ($500 if such meeting is held via telephone conference) and $1,000 for each committee meeting attended ($500 if such meeting is held via telephone conference) if such meeting does not take place in conjunction with a regularly scheduled Board of Directors meeting. All Directors are reimbursed for expenses incurred in connection with attendance at meetings. Pursuant to the Company's 1992 Non-Employee Directors' Nonqualified Stock Option Plan (the "1992 Option Plan"), each eligible non-employee Director automatically receives an option to purchase 3,000 shares of Common Stock on the last day of the Company's fiscal year. All options granted pursuant to the 1992 Option Plan vest and are immediately exercisable upon grant. All options granted under the 1992 Option Plan have an exercise price equal to 100% of the fair market value of a share of Common Stock on the grant date. On May 31, 1997, the eligible non-employee Directors of the Company each received an option to purchase 3,000 shares of Common Stock at an exercise price of $4.50 per share, the fair market value of the Common Stock on May 30, 1997.

        Set forth below is certain information regarding the Directors of the Company as of October 1, 1997, based on information furnished by them to the Company.

Name                                                    Age       Director Since
----                                                    ---       --------------

Class I-Term Expires 1998

Francis X. Correra..................................     59            1991
Ilene B. Jacobs.....................................     50            1991

Class II-Term Expires 1999

Timothy B. Donaldson................................     63            1991
Kenneth W. Watson...................................     54            1991

Class III-Term Expires 1997

C. William Carey....................................     60            1991
John E. Toler, Jr. .................................     54            1995

        The principal occupation and business experience during at least the last five years for each Director of the Company is set forth below.

         Mr. Carey is Chairman of the Board of Directors of the Company.
Since January 1997, Mr. Carey has been President of Carey Associates, Inc. From 1965 through January 3, 1997, he served as Chairman, Chief Executive Officer, President and Treasurer of Town & Country Corporation which was the sole shareholder of the Company prior to the public offering of approximately 68% of the Company's Common Stock in July 1991. Mr. Carey is also a Director of Prospect Street High Income Portfolio, Inc. and Solomon Brothers, Limited.

        Mr. Correra has been President of Town & Country Fine Jewelry Group since July 1996. Prior to such time, Mr. Correra served as Senior Vice President and Chief Financial Officer of Town & Country since 1983.

        Mr. Donaldson has been Chairman and Chief Executive Officer of Dynamo M. Ltd. since 1995. He has been Ambassador to the United States, Government of the Bahamas (1993 to 1995); Chairman, Bank of Montreal (Bahamas & Caribbean Ltd.) (1980 to 1983); Governor, the Central Bank of The Bahamas (1968 to 1980); Governor, International Monetary Fund (1974 to 1980); Governor, The World Bank (1974 to 1980); and Governor, Caribbean Development Bank (1975 to 1980).

        Ms. Jacobs has been Vice President of Digital Equipment Corporation since 1986 and served as Treasurer of Digital Equipment Corporation from 1984 through July 1996. Ms. Jacobs currently serves as a Director of Arkwright Mutual Insurance Company and AmerUs Life Holdings, Inc.

        Mr. Toler has served as President and Chief Executive Officer and a Director of the Company since November 1, 1995. Prior to joining the Company, Mr. Toler was Director of Merchandising of Trimingham's, Bermuda, from May 1995 through October 1995 and President and Chief Executive Officer of Sage-Dey, Inc. from August 1991 to May 1993. From October 1990 through July 1991, Mr. Toler was President and Chief Executive Officer of Sage-Allen, Inc. Mr. Toler was a 15-year employee of May Department Stores Company where he served as President and Chief Executive Officer of several regional department store divisions.

        Mr. Watson served as Chief Executive Officer and President of the Company from January 1, 1994 to October 21, 1994, and has been a Director since 1991. Since October 1996, Mr. Watson has served as Vice President-Consumer-New York Times Magazine Group of the New York Times Company. Mr. Watson served as Executive Vice President of KMart Corporation from October 1994 through March 1996. Mr. Watson was President of Louis Vuitton Stores, Inc. from July 1992 to March 1993. Previously, he was Chairman and Chief Executive Officer of Gump's, a retailer of jewelry, art and gift items from September 1989 to June 1992 and President and Chief Executive Officer of Cartier, Inc. from 1985 to September 1989.

Executive Officers

        The names and ages of all executive officers of the Company and the principal occupation and business experience during at least the last five years for each are set forth below as of October 1, 1997.



                 Name                           Age                     Position
                 ----                           ---                     --------

John E. Toler, Jr. .......................      54          Chief Executive Officer and President

Thomas Liston.............................      59          Entering Chief Financial Officer, Vice
                                                            President and Treasurer

Ronald J. Lataille........................      35          Resigning Chief Financial Officer, Vice
                                                            President and Treasurer

William Canfield..........................      50          Vice President of Store Operations



        Mr. Toler has served as President and Chief Executive Officer and a Director of the Company since November 1, 1995. Prior to joining the Company, Mr. Toler was Director of Merchandising of Trimingham's, Bermuda, from May 1995 through October 1995 and President and Chief Executive Officer of Sage-Dey, Inc. from August 1991 to May 1993. From October 1990 through July 1991, Mr. Toler was President and Chief Executive Officer of Sage-Allen, Inc. Mr. Toler was a 15-year employee of May Department Stores Company where he served as President and Chief Executive Officer of several regional department store divisions.

        Mr. Liston joined the Company on September 29, 1997 and will become its new Chief Financial Officer, Vice President and Treasurer, effective no later than October 31, 1997. Until recently, Mr. Liston was Vice Chairman and Chief Financial Officer of Barry's Jewelers, Inc. Prior to his tenure with Barry's, Mr. Liston held senior management positions with Crescent Jewelers Inc. and Gump's.

        Mr. Lataille has served as Chief Financial Officer, Vice President and Treasurer of the Company since May 1991 but will be resigning as such effective no later than October 31, 1997. From October 21, 1994 through October 31, 1995, Mr. Lataille also served as the acting Chief Executive Officer and President of the Company. He was Controller of the Company from May 1990 to May 1991. Prior to joining the Company, he was an Audit Manager with Coopers & Lybrand from January 1990 to May 1990 and an Audit Supervisor from January 1987 to January 1990. Mr. Lataille has agreed to remain with the Company through October in order to facilitate a smooth transition in personnel.

        Mr. Canfield has been Vice President of Store Operations since June 1994. Mr. Canfield was Retail General Manager -Watches and Jewelry of Colombian Emeralds International from December 1979 to June 1994.

        Each of the officers holds his respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

        Denis X. Comment served as Senior Vice President of Merchandise of the Company from 1994 through August 31, 1997 and, prior to such time, served as Vice President of Merchandise of the Company since 1987. Mr. Comment was a buyer of watches and jewelry and a supervisor of crystal, china and perfume buyers for the Company from 1986 to 1987 and a store manager from 1980 through 1985. Mr. Comment resigned from the Company, effective August 31, 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Section 16(a) reports were required for those persons, the Company believes that during the fiscal year ended May 31, 1997, all filing requirements were complied with.

ITEM 11. EXECUTIVE COMPENSATION

        The following sections of this Annual Report set forth and discuss the compensation paid or awarded during the last three years to the Company's Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during Fiscal 1997.

Summary Compensation Table

        The following table shows for the fiscal years ended May 31, 1995, June 1, 1996 and May 31, 1997 compensation paid by the Company to the Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during Fiscal 1997.



                                         Long Term Compensation
                                      -----------------------------
                Annual compensation            Awards       Payouts
            ------------------------------  -------------   -------
        (a)                  (b)       (c)         (d)         (e)               (f)            (g)         (h)           (i)
                                                           Other Annual       Restricted     Securities     LTIP       All Other
Name and                                                   Compensation      Stock Award(s)  Underlying    Payouts    Compensation
Principal Position          Year    Salary($)   Bonus($)       ($)               ($)         Options (#)     ($)          ($)
------------------          ----    ---------   --------  ---------------   --------------  ------------   -------    ------------

John E. Toler, Jr.          1997    300,000        -        3,000(5)              -              -           -          519(10)
   President and Chief      1996    177,804     50,000      1,750(6)              -          300,000(8)      -            -
   Executive Officer(1)     1995       -           -           -                  -              -           -            -

Ronald J. Lataille          1997    150,000     44,202(3)      -                  -              -           -            -
   President and Chief      1996    110,000     70,000(4)   1,250(7)              -              -           -            -
   Executive Officer,       1995    110,000     15,000      1,750(6)              -           75,000(9)      -            -
   Chief Financial Officer
   and Vice President (2)

Denis X. Comment            1997    165,000        -           -                  -              -           -         3,894(10)
   Senior Vice President    1996    150,000     15,000         -                  -              -           -         4,335(11)
   of Merchandise           1995    136,538     10,000         -                  -           75,000(9)      -            -

William Canfield            1997    173,000        -           -                  -              -           -            -
   Vice President of        1996    156,327     15,000         -                  -              -           -            -
   Store Operations         1995    141,923     55,000         -                  -           60,000         -            -
-------------------



(1) Mr. Toler was appointed Chief Executive Officer and President on November 1, 1995.

(2) Mr. Lataille resigned as the acting Chief Executive Officer and President of the Company on October 31, 1995.

(3) Mr. Lataille was awarded a bonus of $44,202 as compensation for certain specific services to the Company performed in Fiscal 1996.

(4) Mr. Lataille was awarded a bonus of $50,000 as compensation for his services to the Company as its acting President and Chief Executive Officer from October 21, 1994 to October 31, 1995.

(5) This amount represents the cost to the Company for one year of certain automobile allowances.

(6) This amount represents the cost to the Company for seven months of certain automobile allowances.

(7) This amount represents the cost to the Company for five months of certain automobile allowances.

(8) In connection with his appointment as President and Chief Executive Officer of the Company, the Company granted Mr. Toler an option to purchase 300,000 shares of the Company's Common Stock pursuant to the 1991 Option Plan. See "Option Grants in Last Fiscal Year."

(9) In connection with the December 21, 1994 grant of an option to purchase 75,000 shares of the Company's Common Stock pursuant to the 1991 Option Plan, the Company canceled an option to purchase 25,000 shares of the Company's Common Stock that was granted on November 6, 1992 pursuant to the 1991 Plan.

(10) Effective June 1, 1996, the Company replaced its tax-qualified discretionary contribution retirement plan (the "Retirement Plan") with a 401(k) Plan under which the Company matches each employee's contribution up to 3% of compensation. In Fiscal 1997, the Company contributed $519 and $3,894 to individual accounts maintained on behalf of Mr. Toler and Mr. Comment, respectively, pursuant to the 401(k) Plan.

(11) The Company contributed $4,335 to the Retirement Plan on behalf of Mr. Comment in Fiscal 1996. As of May 31, 1997, the total amount of contributions made by the Company to Mr. Comment's account pursuant to the Retirement Plan was $11,767. The Company made no contributions to the Retirement Plan on behalf of Mr. Comment in Fiscal 1997 or Fiscal 1995.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

        The following table sets forth the shares acquired and the value realized upon exercise of stock options during Fiscal 1997 by the Chief Executive Officer and each other executive officer named in the Summary Compensation Table and certain information concerning the number and value of unexercised options.



        (a)                          (b)               (c)                   (d)                          (e)
                                                                                                   Value of Unexercised
                                                                     Number of Securities              In-the-Money
                                                                     Underlying Unexercised              Options at
                             Shares Acquired on       Value             Options at FY-End(#)              FY-End($)(1)
Name                             Exercise(#)        Realized($)      Exercisable  Unexercisable   Exercisable  Unexercisable
----                             -----------        -----------      -----------  -------------   -----------  -------------

John E. Toler, Jr........           -                  -             60,000        240,000           60,000      240,000

Ronald J. Lataille.......           -                  -             63,500         30,000                -            -

Denis X. Comment.........           -                  -             71,000         30,000                -            -

William Canfield.........           -                  -             18,500         41,500                -            -

------------------



(1) Equal to the market value of shares covered by in-the-money options on May 31, 1997 (based on the market value of $4.50 per share as reported by the NASDAQ National Market as of May 30, 1997) less the aggregate option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

        The Compensation Committee of the Board of Directors of the Company consists of C. William Carey, Timothy B. Donaldson and Ilene B. Jacobs, all of whom are outside directors. The Compensation Committee approves Company compensation policies and procedures and establishes compensation levels for executive officers. The Compensation Committee also administers and grants awards under the 1991 Option Plan and the Company's Employee Stock Purchase Plan.

        Compensation Policies for Executive Officers

        The Compensation Committee's executive compensation philosophy is to provide competitive levels of compensation, integrate management's pay with Company performance, reward above average individual performance, and assist the Company in attracting and retaining qualified management. The Compensation Committee has determined that base salaries of executive officers should be set at levels that are competitive within the local retail industry. In addition, the Compensation Committee believes that it is appropriate to reward outstanding performance through a combination of cash bonuses and stock option grants and, through stock option grants, to provide a competitive compensation package that will enable the Company to attract and retain the executives needed to achieve such performance. The Compensation Committee also has determined that any stock option or other equity-based compensation should involve long-term vesting to encourage long-term tenure and enhancement of shareholder value over the long-term.

        Base salaries for executive officers are targeted according to the salaries of employees holding similar offices and having similar responsibilities within the local retail industry. The Compensation Committee also considers the relative cost of living within the United States Virgin Islands. Annual salary adjustments for executive officers are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive officer and any change in the responsibilities assumed by the executive officer. Salary adjustments are normally determined and made on an annual basis.

        The base salary and salary adjustments for John E. Toler, Jr., President and Chief Executive Officer since November 1, 1995, and William Canfield, Vice President of Store Operations since June 16, 1994, were established pursuant to their respective employment agreements, as described below under "Employment Agreements." The terms of employment of Ronald J. Lataille, the Chief Financial Officer, Vice President and Treasurer of the Company, were determined by the Compensation Committee and approved by the Board of Directors. See "--Compensation of the Chief Executive Officer" below.

        Cash bonuses paid to executive officers generally are earned primarily through the achievement of financial goals relative to each officer's responsibilities. Such financial goals include targeted sales and profit levels, earnings before interest and taxes ratios, selling, general and administrative expense ratios, return on assets, inventory shrinkage and inventory turns. Executive officers generally are eligible to earn up to 25% of their base salaries in cash bonuses. Based upon the foregoing criteria, neither Mr. Lataille nor Mr. Comment received any bonus for Fiscal 1997 performance. Cash bonuses may also be paid to executive officers in accordance with the terms of their employment agreements. Bonuses payable pursuant to such agreements generally are earned through the achievement of the financial goals similar to those discussed above and may also be awarded for executive retention purposes in the sole discretion of the Compensation Committee. Pursuant to their respective employment contracts, Messrs. Toler and Canfield were each eligible to earn a bonus of up to 37.22% and 25%, respectively, of their respective base salaries for Fiscal 1997. Based upon the performance of the Company for Fiscal 1997, neither Mr. Toler nor Mr. Canfield received any bonus. Occassionally, cash bonuses are paid to executive officers for the performance of services to the Company outside the scope of their offices, as determined by the Board of Directors of the Company. See "--Compensation of the Chief Executive Officer" and "Employment Agreements" below.

        Stock options are designed to attract and retain executives who can make significant contributions to the Company's success; reward executives for such significant contributions; and give executives a longer-term incentive to increase shareholder value. In determining whether to grant stock options to executive officers, the Compensation Committee evaluates each officer's performance by examining criteria similar to that involved in fixing cash bonuses (but without any specific performance measures) and awards reflect individual performance reviews. The Compensation Committee also may grant stock options for executive retention purposes, taking into account, among other things, general industry practice. Stock options typically vest over three to five years in order to encourage outstanding performance over the long-term. Historically, stock options generally have been granted with a ten-year term and an exercise price equal to 100% of the fair market value of the Common Stock on the grant date.

        Compensation of the Chief Executive Officer

        John E. Toler, Jr. The base salary and bonus for Mr. Toler, the Company's President and Chief Executive Officer since November 1, 1995, were established by Mr. Toler's employment agreement. See "Employment Agreements" below. During Fiscal 1997, there were no adjustments made to Mr. Toler's base salary, and he received no cash bonus, in accordance with the terms of his employment agreement. Additionally, pursuant to the terms of Mr. Toler's employment agreement, the Company granted Mr. Toler an option to purchase 300,000 shares of the Company's Common Stock at $3.50 per share pursuant to the 1991 Option Plan. This option vests and becomes exercisable ratably over a five-year period beginning on November 1, 1996.

        Federal Tax Regulations

        As a result of Section 162(m) of the Internal Revenue Code (the "Code"), the Company's deduction of executive compensation may be limited to the extent that a "covered employee" (i.e., the chief executive officer or one of the four highest compensated officers who is employed on the last day of the Company's taxable year and whose compensation is reported in the summary compensation table in the Company's proxy statement) receives compensation in excess of $1,000,000 in such taxable year of the Company (other than performance-based compensation that otherwise meets the requirements of Section 162(m) of the
Code). The Company intends to take appropriate action to comply with such regulations, if applicable, in the future.

      C. William Carey         Ilene B. Jacobs         Timothy B. Donaldson

Compensation Committee Interlocks and Insider Participation

         Mr. Carey, a member of the Compensation Committee and Chairman of the Board of Directors of the Company, is the controlling stockholder of Town & Country and was President, Chief Executive Officer and Chairman of the Board of Town & Country until January 3, 1997. Town & Country and certain of its subsidiaries supply the Company with jewelry. The aggregate amount of purchases by the Company from these entities totaled approximately $2.5 million, $1.4 million and $640,000, in Fiscal 1995, 1996 and 1997 respectively. Pursuant to written agreements among Town & Country, these subsidiaries and the Company, Town & Country and the subsidiaries have agreed to supply jewelry to the Company at the Company's option, on the terms and conditions in effect prior to the Company's initial public offering. These agreements are automatically renewed each year unless either party terminates upon 60 days' notice prior to the end of a year. The Company believes that all jewelry purchased pursuant to these agreements with Town & Country and its subsidiaries can be readily purchased from other suppliers on comparable terms, and that these agreements do not restrict the Company from purchasing from other sources. See "Certain Relationships and Related Transactions."

        On June 2, 1996, Mr. Carey entered into a consulting agreement with the Company (the "Carey Consulting Agreement"). Pursuant to the Carey Consulting Agreement, Mr. Carey has agreed to make himself available for a period of three
(3) years commencing on June 2, 1996 to provide consulting services to the Company, including, without limitation, advice with respect to business and product planning, marketing strategy, leasing and new store development and executive recruitment. In exchange for such services, Mr. Carey will receive a consulting fee at the annual rate of $150,000, payable in monthly installments. In addition, Mr. Carey is entitled to receive reimbursement for all reasonable expenses incurred by him on behalf of the Company in connection with the performance of his obligations thereunder.

Shareholder Return Performance Graph

        Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the total return of companies within the NASDAQ stock market and the companies within the NASDAQ Retail Trade Stocks Index prepared by the Center for Research in Security Prices ("CRSP") at The University of Chicago Graduate School of Business. The calculation of total cumulative return assumes a $100 investment in the Company's Common Stock, the NASDAQ stock market and the NASDAQ Retail Stocks Index on July 18, 1991.

             [stock performance graph]


                Comparison of Five-Year Cumulative Total Returns
                             Performance Report for
                            Little Switzerland, Inc.

Prepared by the Center for Research in Security Prices
Produced on 08/07/97 including data to 05/30/97

Company Index:  CUSIP      Ticker     Class     Sic     Exchange

                53752810   LSVI                 5940    NASDAQ

                Fiscal Year-end is 05/31/97


Market Index:   Nasdaq Stock Market (US Companies)

Peer Index:     Nasdaq Retail Trade Stocks
                SIC 5200-5599, 5700-5799, 5900-5999 US & Foreign


 Date      Company     Market     Market    Peer
            Index      Index      Count     Index
05/29/92   100.000,   100.000,    3955,   100.000,
06/30/92    93.878,    96.091,    3935,    93.556,
07/31/92    91.837,    99.494,    3899,    96.608,
08/31/92   108.163,    96.453,    3880,    90.804,
09/30/92   105.102,   100.038,    3878,    97.631,
10/30/92   108.163,   103.978,    3890,   100.257,
11/30/92   116.327,   112.253,    3906,   104.976,
12/31/92   123.469,   116.385,    3930,   106.382,
01/29/93   122.449,   119.698,    3918,   104.344,
02/26/93   116.327,   115.233,    3949,    98.821,
03/31/93   116.327,   118.568,    3973,   100.688,
04/30/93    89.796,   113.508,    4007,    94.650,
05/28/93    81.633,   120.288,    4035,    99.559,
06/30/93    62.245,   120.845,    4071,    99.411,
07/30/93    60.204,   120.987,    4103,   101.266,
08/31/93    59.184,   127.241,    4138,   107.010,
09/30/93    52.041,   131.030,    4173,   110.260,
10/29/93    63.265,   133.975,    4221,   114.676,
11/30/93    73.469,   129.979,    4304,   110.283,
12/31/93    75.510,   133.603,    4376,   112.255,
01/31/94    59.184,   137.659,    4400,   111.940,
02/28/94    69.388,   136.374,    4439,   109.659,
03/31/94    55.102,   127.988,    4491,   103.171,
04/29/94    57.143,   126.328,    4520,   103.389,
05/31/94    53.061,   126.636,    4562,   100.989,
06/30/94    51.020,   122.005,    4576,    98.963,
07/29/94    51.020,   124.507,    4594,    99.125,
08/31/94    53.061,   132.444,    4612,   106.569,
09/30/94    53.061,   132.106,    4615,   108.187,
10/31/94    43.878,   134.702,    4637,   109.507,
11/30/94    43.878,   130.234,    4653,   105.349,
12/30/94    42.857,   130.599,    4658,   102.272,
01/31/95    33.673,   131.331,    4648,    98.691,
02/28/95    42.857,   138.276,    4650,   100.728,
03/31/95    40.816,   142.375,    4644,   101.166,
04/28/95    36.735,   146.857,    4655,   100.613,
05/31/95    38.775,   150.644,    4654,   103.005,
06/30/95    35.714,   162.852,    4671,   111.437,
07/31/95    34.694,   174.822,    4690,   117.490,
08/31/95    48.980,   178.365,    4713,   117.160,
09/29/95    32.653,   182.466,    4709,   119.290,
10/31/95    30.612,   181.421,    4746,   117.185,
11/30/95    31.633,   185.681,    4778,   116.562,
12/29/95    31.633,   184.693,    4818,   112.667,
01/31/96    33.673,   185.604,    4808,   111.543,
02/29/96    33.673,   192.670,    4838,   118.912,
03/29/96    32.653,   193.308,    4877,   126.720,
04/30/96    47.449,   209.345,    4922,   138.175,
05/31/96    47.959,   218.958,    4980,   141.432,
06/28/96    42.857,   209.087,    5033,   135.439,
07/31/96    37.245,   190.464,    5065,   127.142,
08/30/96    35.714,   201.136,    5089,   136.150,
09/30/96    35.204,   216.521,    5095,   142.979,
10/31/96    39.796,   214.128,    5137,   137.077,
11/29/96    37.245,   227.367,    5177,   140.439,
12/31/96    37.245,   227.160,    5174,   134.322,
01/31/97    40.306,   243.303,    5159,   137.163,
02/28/97    38.776,   229.869,    5169,   132.431,
03/31/97    36.735,   214.869,    5168,   127.738,
04/30/97    40.306,   221.592,    5153,   123.604,
05/30/97    46.939,   246.713,    5147,   136.590,

The index level for all series was set to 100.0 on 5/29/92



Employment Agreements

        On November 1, 1995, Mr. Toler entered into an employment agreement with the Company (the "Toler Employment Agreement"), pursuant to which Mr. Toler serves as President and Chief Executive Officer of the Company for a five-year term. Under the Toler Employment Agreement, Mr. Toler receives a base salary of $300,000 over each twelve month term ending on October 31, beginning with the term ending on October 31, 1996. The Toler Agreement does not provide for any adjustment of base salary over the term. Pursuant to the Toler Employment Agreement, Mr. Toler is entitled to receive a bonus if certain performance criteria are satisfied, ranging from 33.33% of base salary for Fiscal 1996 to 50% of base salary for fiscal year 1999 and each fiscal year thereafter. In the event Mr. Toler's employment is terminated without cause, Mr. Toler is entitled to receive the salary plus pro rata share of any cash bonus he would have received if he had continued his employment for 18 months following the date of such termination. Mr. Toler is subject to certain non-competition provisions during the term of his employment and, in certain circumstances, for a period of 18 months subsequent to his leaving the Company.

        On June 16, 1994, Mr. Canfield entered into an employment agreement with the Company (the "Canfield Employment Agreement"), pursuant to which Mr. Canfield serves as the Vice President of Store Operations of the Company for a five-year term. Under the Canfield Employment Agreement, Mr. Canfield receives a base salary ranging from $157,000 over the twelve-month term ending on June 15, 1996 to $182,000 over the twelve-month term ending on June 15, 1999, and upon the achievement of certain financial performance criteria, a bonus in an amount of up to 25% of his base salary in each year. Pursuant to the Canfield Employment Agreement, Mr. Canfield received a signing bonus equal to $50,000 on the date he became Vice President of Store Operations of the Company. In the event Mr. Canfield's employment is terminated due to his disability, for non-performance or without cause, Mr. Canfield is entitled to receive the salary he would have received had he continued his employment for 60 days, 90 days or 12 months, respectively, following the date of such termination. Mr. Canfield is subject to certain non-competition provisions during the term of his employment and, in certain circumstances, for a period of up to one year subsequent to his leaving the Company.

Change-in-Control Agreements

        Messrs. Lataille and Comment have each entered into Change-in-Control Agreements (the "Change-in-Control Agreements") with the Company. Each Change-in-Control Agreement provides that in the event of a "Termination Event" (as defined in the Change-in-Control Agreements, and generally any termination of employment (a) for any reason other than death or "For Cause" (as defined in the Change-in-Control Agreements), or (b) by the executive subsequent to the occurrence of a 10% reduction in the executive's annual base salary) subsequent to a "Significant Event" (as defined in the Change-in-Control Agreements, and generally a change in control, sale or other disposition of all or substantially all of the assets, or liquidation or dissolution of the Company), the following benefits will be provided: a monthly cash payment beginning 30 days after the date of the Termination Event equal to one twenty-fourth (1/24th) of an aggregate amount equal to two times the sum of the executive's highest annual base salary paid at any time during the twenty-four months prior to the Termination Event plus the amount of any bonuses paid during the previous fiscal year; such monthly payment to be paid for a period of 24 months if the Termination Event occurs within 1 year after a Significant Event or for a period of 12 months if the Termination Event occurs any time after 1 year subsequent to the Significant Event. A change in control is deemed to have occurred if, in the event of certain tender offers, mergers, consolidations, sale of assets, contested elections or other transactions in which the Company is acquired, (a) directors of the Company before the transaction cease to constitute a majority of the Board of Directors of the Company (or of any successor entity); (b) the Company is not the surviving corporation; or (c) the stockholders of the Company immediately prior to such transaction do not hold immediately after such transaction a majority in the aggregate of the outstanding common shares of the surviving entity.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table sets forth on the following page, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of October 1, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's Directors, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company's executive officers and Directors as a group.



                                                                                 Shares
       Directors, Executive Officers                                           Beneficially          Percent of
           and 5% Stockholders                                                   Owned(1)             Class(2)

ValueVest Partners L.P.................................................         837,400(3)               9.5%
     1 Sansome Street, 39 Floor, San Francisco, CA 94104
Donald L. Sturm
     3033 East First Avenue, Suite 200, Denver, CO 80206

Franklin Advisory Services, Inc........................................         795,000(4)               9.0%
     One Parker Plaza, Sixteenth Floor, Ft. Lee, NJ  07024
Franklin Resources, Inc.
Charles B. Johnson
Rupert H. Johnson, Jr.
     777 Mariners Island Boulevard, San Mateo, CA 94404

Heartland Advisors, Inc................................................         665,000(5)               7.5%
     790 North Milwaukee Street, Milwaukee , WI 53202

The TCW Group, Inc.....................................................         627,600(6)               7.1%
Robert Day
     865 South Figueroa Street, Los Angeles, CA  90017

T. Rowe Price Associates, Inc..........................................         431,100(7)               4.9%
T. Rowe Price New Horizons Fund, Inc.
     100 E. Pratt Street, Baltimore, MD  21202

William Canfield.......................................................          31,000(8)               *
C. William Carey.......................................................          55,000(9)               *
Denis X. Comment.......................................................          72,459(10)              *
Francis X. Correra.....................................................          30,000(11)              *
Timothy B. Donaldson...................................................          21,000(12)              *
Ilene B. Jacobs........................................................          30,000(13)              *
Ronald J. Lataille.....................................................          64,468(14)              *
John E. Toler, Jr......................................................         120,000(15)              *
Kenneth W. Watson......................................................          27,000(16)              *
All directors and executive officers
  as a group (9 persons)...............................................         450,927                  5.1%

--------------------------



*       Less than 1%.

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Exchange Act. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth as beneficially owned include shares of Common Stock which such Directors or officers had the right to acquire within 60 days of October 1, 1997 under options previously granted pursuant to the 1991 Option Plan and the 1992 Option Plan.

(2) Percentages are calculated on the basis of 8,835,859 shares of stock outstanding as of October 1, 1997, which includes 88,000 shares subject to options exercisable within 60 days of October 1, 1997 granted pursuant to the 1992 Option Plan, and 285,500 shares subject to options exercisable within 60 days of October 1, 1997 granted pursuant to the 1991 Option Plan.

(3) The above information is based on copies of a statement on Schedule 13D filed with the SEC on May 5, 1997, as amended by Amendment No. 1 to
        Schedule 13D filed with the SEC on August 4, 1997, which indicates that ValueVest Partners L.P. has sole voting and dispositive power with respect to 395,300 shares and Donald L. Sturm has sole voting and dispositive power with respect to 442,100 shares.

(4) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 13, 1997, which indicates that the Franklin Advisory Services, Inc. has sole voting and dispositive power with respect to all 795,000 shares.

(5) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 14, 1997, which indicates that the Heatland Advisors, Inc. has sole voting and dispositive power with respect to all 665,000 shares.

(6) The above information is based on copies of a statement on Schedule 13D filed with the SEC on February 13, 1996, which indicates that The TCW Group, Inc. and Robert Day each has sole voting and dispositive power with respect to all 627,600 shares.

(7) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 14, 1997, which indicates that T. Rowe Price Associates, Inc. ("Price Associates") has sole dispositive power, and T. Rowe Price New Horizons Fund, Inc. has sole voting power, with respect to all 431,100 shares. These securities are owned by various individual and institutional investors including T. Rowe Price New Horizons Fund, Inc., for which Price Associates serves as investment adviser with power to direct investments. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(8) Represents shares of Common Stock deemed to be beneficially owned by Mr. Canfield which are subject to options previously granted pursuant to the 1991 Option Plan.

(9) Includes 10,000 shares and 20,000 shares of Common Stock deemed to be beneficially owned by Mr. Carey which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively. Includes 25,000 shares of Common Stock deemed to be beneficially owned by Mr. Carey which may be acquired pursuant to the conversion of shares of Exchangeable Preferred Stock of Town & Country Corporation beneficially owned by Mr. Carey. Does not include 152,241 shares of Common Stock held in the Trust by Linchmen Company, c/o State Street Bank & Trust Company, as trustee for the Trust established in connection with the recapitalization of Town & Country, of which Mr. Carey is Chairman, President and the controlling stockholder. Does not include 166,721 shares of Common Stock beneficially owned by Town & Country.

(10) Includes 71,000 shares of Common Stock deemed to be beneficially owned by Mr. Comment which are subject to options previously granted pursuant to the 1991 Option Plan.

(11) Represents 10,000 shares and 20,000 shares of Common Stock deemed to be beneficially owned by Mr. Correra which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively. Does not include 152,241 shares of Common Stock held in the Trust by Linchmen Company, c/o State Street Bank & Trust Company, as trustee for the Trust established in connection with the recapitalization of Town & Country, of which Mr. Correra is Senior Vice President and Chief Financial Officer. Does not include 166,721 shares of Common Stock beneficially owned by Town & Country.

(12) Represents 10,000 shares and 11,000 shares of Common Stock deemed to be beneficially owned by Mr. Donaldson which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively.

(13) Represents 10,000 shares and 20,000 shares of Common Stock deemed to be beneficially owned by Ms. Jacobs which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively.

(14) Includes 63,500 shares of Common Stock deemed to be beneficially owned by Mr. Lataille which are subject to options previously granted pursuant to the 1991 Option Plan.

(15) Represents shares of Common Stock deemed to be beneficially owned by Mr. Toler which are subject to options previously granted pursuant to the 1991 Option Plan.

(16) Represents 10,000 shares and 17,000 shares of Common Stock deemed to be beneficially owned by Mr. Watson which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Carey, a Director and Chairman of the Board of Directors of the Company, is the controlling stockholder of Town & Country and was Chairman, President and Chief Executive Officer of Town & Country until January 3, 1997. Prior to the consummation of Town & Country's recapitalization on May 14, 1993 (the "Recapitalization"), Switzerland Holding, Inc., a wholly-owned subsidiary of Town & Country ("Switzerland Holding"), owned 2,700,000 shares of the Company's Common Stock (approximately 32.0% of the issued and outstanding Common Stock at that time). In connection with the consummation of the Recapitalization, Switzerland Holding was dissolved and 2,533,279 shares of such stock were transferred to a trust (the "Trust") established for the benefit of Town & Country and the holders of Town & Country's Exchangeable Preferred Stock (the "Town & Country Exchangeable Preferred Stock"). Generally, each holder of a share of Town & Country Exchangeable Preferred Stock may exchange such share for one share of the Company's Common Stock held in the Trust. On April 6, 1993, Town & Country exercised its rights under a Registration Rights Agreement and requested that the Company file with the SEC a registration statement covering the shares of the Company's Common Stock currently held in the Trust. In accordance with the terms of the Registration Rights Agreement, the Company caused such shares to be registered with the SEC. In November 1994, holders of an aggregate of 2,381,038 shares of Town & Country Exchangeable Preferred Stock exercised their right to exchange such shares for shares of the Company's Common Stock on a share-for-share basis. Accordingly, the Trust currently holds 152,241 shares of the Company's Common Stock for the benefit of Town & Country and the holders of Town & Country Exchangeable Preferred Stock.

         In addition to Mr. Carey, Mr Correra is President of Town & Country Fine Jewelry Group and was Senior Vice President and Chief Financial Officer of Town & Country from 1983 through June 1996. Town & Country and certain of its subsidiaries supply the Company with jewelry. The aggregate amount of purchases by the Company from these entities totaled approximately $2.5 million, $1.4 million and $640,000 in Fiscal 1995, 1996 and 1997 respectively. Pursuant to written agreements among Town & Country, these subsidiaries and the Company, Town & Country and the subsidiaries have agreed to supply jewelry to the Company at the Company's option, on the terms and conditions in effect prior to the Company's initial public offering. These agreements are automatically renewed each year unless either party terminates upon 60 days' notice prior to the end of a year. The Company believes that all jewelry purchased pursuant to these agreements with Town & Country and its subsidiaries can be readily purchased from other suppliers on comparable terms, and that these agreements do not restrict the Company from purchasing from other sources.

        Mr. Carey, a Director of the Company, is also a Director of Solomon Brothers, Limited, the Company's franchisee which operates nine stores under the Little Switzerland name in the Bahamas. In addition, Mr. Carey entered into the Carey Consulting Agreement with the Company on June 2, 1996, which provides, among other things, that Mr. Carey will receive in exchange for certain services a consulting fee at the annual rate of $150,000 over a three (3) year term. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(1)     Financial Statements

        The financial statements filed as part of the report are listed on the Index to Consolidated Statements on page 17.

(2)     Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(c)     Exhibits:

(3)     Articles of Incorporation and By-Laws:

        3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1");

        3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Form S-1.

(10)    Material Contracts

        10.1 The Little Switzerland, Inc. 1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Form S-1;

        10.2 Franchise Agreement dated November 1, 1987, among L.S. Wholesale, Inc., L.S. Holding, Inc. and Solomon Brothers Limited is incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on June 4, 1991 ("Form S-11");

        10.3 L.S. Holding, Inc. Retirement Plan and Trust Agreement is incorporated herein by reference to Exhibit 10.4 to Form S-1;

        10.4 Registration Rights Agreement between Switzerland Holding, Inc. and the Company is incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 1992;

        10.5 Manufacturing, Service and Pricing Agreement, dated as of March 1, 1991, between Anju Jewelry Limited and L.S. Wholesale, Inc. is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1;

        10.6 Manufacturing, Service and Pricing Agreement dated as of March 1, 1991, between Essex International Company Limited and L.S. Wholesale, Inc. is incorporated herein by reference to Exhibit
               10.8 to Amendment No. 1 to Form S-1;

        10.7 Manufacturing, Service and Pricing Agreement dated as of March 1, 1991, between Feature Enterprises, Inc. and L.S. Wholesale, Inc. is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1;

        10.8 Director and Officer Liability Insurance Policy is incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to Form S-1;

        10.9 Shareholder Rights Agreement, dated as of July 25, 1991, between the Company and State Street Bank and Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on July 26, 1991;

        10.10 First Amendment to Shareholder Rights Agreement, dated as of November 8, 1991, between the Company and State Street Bank and Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 28 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 1991;

        10.11 The Little Switzerland, Inc. 1992 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 1992;

        10.12 Purchase Agreement, dated January 23, 1992, between L.S. Holding, Inc. and A.H. Riise Gift Shop, Inc. is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 1992;

        10.13 Purchase Agreement, dated June 4, 1992, between Maria Tohme, Meli, and Little Switzerland (St. Lucia) Limited is incorporated herein by reference to Exhibit 10.15 to the Company's Transition Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 1992;

        10.14 Second Amendment to Shareholder Rights Agreement, dated as of April 6, 1993, between the Company and State Street Bank and Trust Company, as Rights Agent, as incorporated by reference to
               Exhibit 28 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 1993;

        10.15 The Little Switzerland, Inc. 1992 Non-Employee Directors' Nonqualified Stock Option Plan is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 1993;

        10.16 Employment Agreement between William Canfield and the Company is incorporated herein by reference to Exhibit 10.16 of the 10-K Report for the year ended May 31, 1995;

        10.17 Form of Income Continuance Agreement between Ronald J. Lataille and the Company and Denis X. Comment and the Company is incorporated herein by reference to Exhibit 10.17 of the 10-K Report for the year ended May 31, 1994;

        10.18 Asset Purchase Agreement by and among World Gift Imports (Barbados) Ltd. as Buyer, Dacosta Mannings Inc., as Seller and Barbados Shipping & Trading Company Limited dated as of December 28, 1995 is incorporated herein by reference to Item 7(c) of the 8-K report filed February 16, 1996;

        10.19 Employment agreement between John E. Toler, Jr. and the Company is incorporated herein by reference to Exhibit 10.19 of the 10-K Report for the year ended June 1, 1996.

        10.20 Consulting Agreement between C. William Carey and the Company is filed herewith as Exhibit 10.20.

(21) Subsidiaries of Registrant: A list of Subsidiaries of the Company is filed herewith as Exhibit 21.

(23) Consent of Experts and Counsel: Consent of Arthur Andersen LLP is filed herewith as Exhibit 23.

(b) Report on Form 8-K. No Form 8-K was issued by the registrant during the three month period ended May 31, 1997.

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of October, 1997.

                                                Little Switzerland, Inc.


                                                By: /s/ John E. Toler, Jr.
                                                    --------------------------
                                                    John E. Toler, Jr.
                                                    Chief Executive Officer
                                                    and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


Signatures                              Title                                   Date Signed
----------                              -----                                   -----------
/s/ Ronald J. Lataille
_______________________                 Chief Financial Officer,                October 8, 1997
Ronald J. Lataille                      Vice President and
                                        Treasurer (Principal Financial
                                        and Accounting Officer)

/s/ C. William Carey
________________________                Chairman of the Board and               October 8, 1997
C. William Carey                        Director

/s/ Francis X. Correra
________________________                Director                                October 8, 1997
Francis X. Correra

/s/ Timothy B. Donaldson
________________________                Director                                October 8, 1997
Timothy B. Donaldson

/s/ Ilene B. Jacobs
________________________                Director                                October 8, 1997
Ilene B. Jacobs

/s/ Kenneth W. Watson
________________________                Director                                October 8, 1997
Kenneth W. Watson

/s/ John E. Toler, Jr.
________________________
John E. Toler, Jr.                      Chief Executive Officer                 October 8, 1997
                                        and Director
