Form 10-Q
period 1997-08-30
LITTLE SWITZERLAND INC/DE
filed 1997-10-14
CIK 875523

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For quarterly period ended August 30, 1997

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  [X]    NO  [  ]



At October 10, 1997, 8,462,359 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED August 30, 1997


                                                                  PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

      Consolidated Balance Sheets as of
      August 30, 1997 (unaudited) and
      May 31, 1997                                                  3

      Consolidated Statements of Income
      for the three months ended
   August 30, 1997 and August 31,
      1996                                                          4


      Consolidated Statements of Cash Flows
      for the three months ended August 30,
      1997 and August 31, 1996 (unaudited)                          5

      Notes to Consolidated Financial
      Statements (unaudited)                                        6-10


Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      11-13


Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk                                  14


PART II. OTHER INFORMATION

Item 5.  Other Information                                         14

Item 6.         Exhibits and Reports on Form 8-K                   15

Signature Page                                                     16

PART I.  FINANCIAL INFORMATION                                     FORM 10-Q
Item 1.  Financial Statements                                      Page 3

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands except per share data)

                                                     August 30,      May 31,
                          ASSETS                        1997          1997
                                                       ------        ------
Current assets:                                     (unaudited)
   Cash and cash equivalents........................$    952        $  1,710
   Accounts receivable..............................   2,881           2,083
   Inventory........................................  49,062          44,728
   Prepaid expenses and other current assets........   3,726           2,172
                                                      ------          ------
         Total current assets.......................  56,621          50,693
                                                      ------          ------

Property, plant and equipment, at cost..............  38,854          38,565
   Less -- Accumulated depreciation................. (15,842)        (15,201)
                                                      ------          ------
                                                      23,012          23,364
                                                      ------          ------

Other assets........................................   3,250           3,334
                                                      ------          ------

         Total assets...............................$ 82,883        $ 77,391
                                                      ======          ======

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt................$  2,225        $  2,225
   Unsecured notes payable..........................  10,025           8,100
   Accounts payable.................................  11,447           7,002
   Accrued and currently deferred income taxes......     364             429
   Other accrued expenses and deferred income.......   2,327           2,431
                                                      ------          ------

         Total current liabilities..................  26,388          20,187

Long term debt......................................   5,563           6,119

Deferred income taxes...............................     186             186
                                                      ------          ------

         Total liabilities..........................  32,137          26,492
                                                      ------          ------

Commitments and contingencies.......................     ---             ---

Minority interest...................................   1,619           1,619
                                                      ------          ------
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none....................     ---             ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,462 shares
      at August 30, 1997 and at May 31, 1997 .......      85              85
Capital in excess of par............................  14,814          14,811
Retained earnings...................................  34,228          34,384
                                                      ------          ------

      Total stockholders' equity....................  49,127          49,280
                                                      ------          ------
      Total liabilities, minority interest
         and stockholders' equity...................$ 82,883        $ 77,391
                                                      ======          ======

           See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                       FORM 10-Q
Item 1. Financial statements                                        Page 4


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                                                For the three
                                                months ended
                                           August 30,     August 31,
                                              1997           1996
                                             ------         ------

Net sales..................................$ 20,370       $ 15,868
Cost of sales..............................  11,713          8,972
                                             ------         ------

Gross profit...............................   8,657          6,896

Selling, general and
administrative expenses....................   8,479          7,929

Business interruption
insurance (proceeds).......................     ---           (428)
                                              ------         ------

   Operating income (loss).................     178           (605)

Interest expense, net......................     370            332
                                             ------         ------
   (Loss) before
      income taxes.........................    (192)          (937)

(Benefit) for
income taxes...............................     (35)          (168)
                                             ------         ------

Net (loss).................................$   (157)      $   (769)
                                             ======         ======

Net (loss)
   Per share...............................$  (0.02)      $  (0.09)
                                             ======         ======
Weighted average shares
   outstanding.............................   8,682          8,458
                                             ======         ======



            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                      FORM 10-Q
Item 1. Financial statements                                       Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                     For the three months ended
                                                       August 30,   August 31,
                                                          1997         1996
Cash flows from operating activities:                   -------       -------
Net (loss)............................................$   (157)    $   (769)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities--
       Depreciation...................................     641          828
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable...    (798)         276
         (Increase) in inventory......................  (4,334)      (5,830)
         (Increase) in prepaid expenses
           and other current assets...................  (1,554)      (1,217)
          Decrease in other assets....................      84           48
          Increase in accounts payable................   4,445        5,097
         (Decrease) in other accrued
            expenses and deferred income..............    (103)        (332)
         (Decrease) in accrued and currently
           deferred income taxes......................     (65)      (1,036)
                                                        -------      -------
   Net cash (used in) operating activities............  (1,841)      (2,935)
                                                        -------      -------
Cash flows from investing activities:
     Capital expenditures.............................    (289)        (856)
                                                        -------      -------
   Net cash (used in) investing activities............    (289)        (856)
                                                        -------      -------
Cash flows from financing activities:
     Proceeds from unsecured notes payable............   3,825        5,700
     Repayments of unsecured notes payable............  (1,900)      (3,600)
     Repayments of long term borrowings...............    (556)         --
     Issuance of common stock.........................       3            9
                                                        -------      -------
Net cash provided by financing activities.............   1,372        2,109
                                                        -------      -------

Net decrease in cash and cash equivalents.............    (758)      (1,682)

Cash and cash equivalents, beginning of period........   1,710         5,393
                                                        -------      -------
Cash and cash equivalents, end of period..............$    952     $  3,711
                                                        =======      =======

During the three months ended August 30, 1997 and August 31, 1996, the Company paid income taxes of $29 and $837, respectively, and paid interest of $415 and $259, respectively.

           See accompanying notes to consolidated financial statements

FINANCIAL INFORMATION                                              FORM 10-Q
Item 1.  Financial statements                                      Page 6


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of August 30, 1997 and August 31, 1996 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest report on Form 10-K.

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

3. TRANSACTIONS WITH AFFILIATES

     The Company enters into a number of transactions with Town & Country Corporation and its affiliates ("Town & Country"), of which one of the Company's Directors is an Executive Officer. The Company purchases a portion of its merchandise from Town & Country at prices which approximate arm's-length transactions.

                                                                   FORM 10-Q
                                                                   Page 7


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4. CREDIT ARRANGEMENTS

     The Company has available a total of $19.7 million in unsecured credit facilities, of which $5.5 million is available for borrowing. Approximately $4.2 million of the credit facilities is utilized to secure customs bonds and other bank guarantees required in the normal course of business. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled approximately $10.0 million as of August 30, 1997. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of August 30, 1997, the Company had $7.8 million of term debt outstanding and was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts.


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

                                                                   FORM 10-Q
                                                                   Page 8


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


7.  OTHER ASSETS


     Other assets consist primarily of amounts related to non- competition agreements, rental deposits and the excess of cost over the fair market value of the net assets of the business acquired (goodwill). Amounts related to non-competition agreements are amortized over the lives of the respective agreements. Amounts related to goodwill are being amortized over periods of up to 10 years. Accumulated amortization totaled approximately $418,000 and $110,000 at August 30, 1997 and August 31, 1996, respectively.

     The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews applicable assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of these assets by determining whether the amortization over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate commensurate with the risks involved. No such impairment existed as of August 30, 1997.


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


9.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 -
          ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management continues to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting provision for employee stock-based compensation under SFAS No. 123, but will include the additional required disclosures in its fiscal year end financial statements.


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

     The Company has settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with this final settlement, the
Company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing fiscal 1997 lost profits for a store in Marigot not reopened until November 1996, was recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996. In the three month period ended August 31, 1996, the Company recorded $428,000 of that amount as business interruption insurance proceeds.

     In July 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company for the fiscal year ended May 31, 1997. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation occurred during the 1997 fiscal year. The estimated loss of approximately $2.4 million was classified as a general and administrative expense in the consolidated financial statements for the fiscal year ended May 31, 1997. The Company is in the process of reviewing its insurance coverage which calls for a maximum claim limitation of $1,000,000, and intends to submit a claim to its fidelity bond carrier and seek full restitution from the employee. The amount of insurance recovery from its insurance carrier, if any, relating to these losses has not been reflected in the accompanying financial statements.

                                                                  FORM 10-Q
                                                                  Page 11


PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


NET SALES

     Net sales for the first quarter ended August 30, 1997 were $20.4 million or 28.4% higher than net sales of $15.9 million for the same period last year. Sales for the stores which were open for the full three month period this year and last year improved to $18.0 million or 18.5% from $15.2 million last year.

     Management attributes both improvements to strong sales in Alaska, an increase in tourism in the Caribbean resulting from an increase in the number of hotel rooms available, concentration on core product lines and suppliers and the Company's aggressive promotional programs directed toward Caribbean hotels and resorts.


GROSS PROFIT

     Gross profit as a percentage of net sales during the three month periods ended August 30, 1997 and August 31, 1996 were 42.5% and 43.5%, respectively. Management attributes the decline in gross margin percentage to clearance markdowns to liquidate discontinued product lines.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, General and Administrative expenses ("SG&A") for the first quarter were $8.5 million or 6.9% higher than expenses of $7.9 million in the first quarter last year. The increase of approximately $550,000 is primarily due to $280,000 associated with new stores in Skagway, Alaska and in St. Lucia and incremental expenses directly associated with sales. As a percentage of sales, SG&A expenses improved from 50.0% to 41.6%, reflecting the effect of an increase in sales on non-variable expenses.

                                                                   FORM 10-Q
                                                                   Page 12


PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


OTHER

     In July 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management determined that an employee theft occurred during the fiscal year ended May 31, 1997. The estimated loss of approximately $2.4 million was charged to general and administrative expense for the fiscal year ended May 31, 1997. As a result of the charge, the Company filed amended financial statements on Form 10-Q for each of the quarters within the fiscal year. Accordingly, the comparative consolidated Statement of Income for the three month period ended August 31, 1996 reflects a net loss of $769,000 or $0.09 per share, including a charge to general and administrative expense of $277,000 which, after tax, negatively impacted net income and earnings per share by $227,000 and $0.03, respectively.

     Net interest expense for the quarter was $370,000 compared to $332,000 in the same period last year. The increase reflects slightly higher average borrowings.

     The Company's effective tax rates for the three month periods ended August 30, 1997 and August 31, 1996 was approximately 18%.

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


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the three month period ended August 30, 1997 was $1.8 million, compared to $2.9 million for the same three month period last year. The decrease in net cash used in operations primarily reflects a smaller increase in inventory balances during the current quarter.

     The Company's working capital position as of August 30, 1997 decreased slightly to $30.2 million from $30.5 million at May 31, 1997. Current ratios were 2.1 and 2.5 as of the same periods, respectively. Capital expenditures were approximately $289,000 during the three month period ended August 30, 1997, compared to $856,000 during the same period last year.

     The Company has available a total of $19.7 million in unsecured credit facilities, of which $5.5 million is available for borrowing. Approximately $4.2 million of the credit facilities is utilized to secure customs bonds and other

                                                                     FORM 10-Q
                                                                     Page 14



PART I. FINANCIAL INFORMATION

ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations



bank guarantees required in the normal course of business. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled approximately $10.0 million as of August 30, 1997. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of August 30, 1997, the Company had $7.8 million of term debt outstanding and was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts. It remains management's expectation that funds available from operations and bank financing will be sufficient to fund operations and expansion for at least the next three years.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             None.


PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION

     During fiscal 1997, the Company received inquiries from third parties regarding a possible strategic transaction with the Company. After completing an operational and strategic review of the Company, Little Switzerland announced in August 1997 that it was pursuing various strategic alternatives and that its financial advisor, Wasserstein Perella & Co., Inc., would discuss possible business combinations with certain third parties.

                                                                   FORM 10-Q
                                                                   Page 15




Item 6.  Exhibits and Reports of Form 8-K

(a)      Exhibits

                  3.1 The Amended and Restated Certificate of Incorpo-ration of the Company is incorporated herein by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, files with the Securities and Exchange Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1").


                  3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit
                           3.4 to Amendment No. 1 to the Form S-1/


(b)      Reports on Form 8-K

     No Form 8-K was issued by the registrant during the three month period ended August 30, 1997.

                                                                   FORM 10-Q
                                                                   Page 16


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                                                LITTLE SWITZERLAND, INC.


Date: October 14, 1997                         /s/ Ronald J. Lataille
      ----------------                         ----------------------

                                               Ronald J. Lataille
                                               Vice President, Treasurer
                                               and Chief Financial Officer