Form 10-Q
period 1997-11-29
LITTLE SWITZERLAND INC/DE
filed 1998-01-13
CIK 875523

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended November 29, 1997

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

                    YES    X     NO



At December 27, 1997, 8,467,359 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED November 29, 1997


                                                              PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

      Consolidated Balance Sheets as of
      November 29, 1997 (unaudited) and
      May 31, 1997                                             3

      Consolidated Statements of Income (unaudited)
      for the three and six months ended
      November 29, 1997 and November 30, 1996                  4


      Consolidated Statements of Cash Flows (unaudited)
      for the six months ended November 29,1997 and
      November 30, 1996                                        5

      Notes to Consolidated Financial
      Statements (unaudited)                                   6-11


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                        12-16


Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                    17


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                     17

Signature Page                                                18

PART I.  FINANCIAL INFORMATION                                       FORM 10-Q
Item 1.  Financial Statements                                        Page 3

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands except per share data)

                                                     November 29,     May 31,
                          ASSETS                         1997          1997
                          ------                      ---------      ---------
Current assets:                                       (unaudited)
   Cash and cash equivalents..........................$  4,416       $  1,710
   Accounts receivable................................   3,288          2,083
   Inventory..........................................  52,075         44,728
   Prepaid income taxes...............................      83           ---
   Prepaid expenses and other current assets..........   3,715          2,172
                                                      ---------      ---------
         Total current assets.........................  63,577         50,693
                                                      ---------      ---------

Property, plant and equipment, at cost................  39,147         38,565
   Less -- Accumulated depreciation................... (16,483)       (15,201)
                                                      ---------      ---------
                                                        22,664         23,364
                                                      ---------      ---------

Other assets..........................................   3,162          3,334
                                                      ---------      ---------

         Total assets.................................$ 89,403       $ 77,391
                                                      =========      =========

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt..................$  2,225       $  2,225
   Unsecured notes payable............................  15,525          8,100
   Accounts payable...................................  12,572          7,002
   Accrued and currently deferred income taxes........     ---            429
   Other accrued expenses and deferred income.........   3,037          2,431
                                                      ---------      ---------

         Total current liabilities....................  33,359         20,187

Long term debt........................................   5,281          6,119

Deferred income taxes.................................     186            186
                                                      ---------      ---------
         Total liabilities............................  38,826         26,492
                                                      ---------      ---------

Commitments and contingencies.........................     ---            ---

Minority interest.....................................   1,619          1,619
                                                      ---------      ---------
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none......................     ---            ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,462 shares
      at November 29, 1997 and at May 31, 1997 .......      85             85
Capital in excess of par..............................  14,814         14,811
Retained earnings.....................................  34,059         34,384
                                                      ---------      ---------

      Total stockholders' equity...................... 48,958          49,280
                                                      ---------      ---------
      Total liabilities, minority interest
         and stockholders' equity.....................$ 89,403       $ 77,391
                                                      =========      =========

          See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                        FORM 10-Q
Item 1. Financial statements                                         Page 4


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                               For the three               For the six
                               months ended                months ended
                          November 29,  November 30,  November 29,  November 30,
                              1997          1996          1997         1996
                           ---------     ---------      ---------   ---------

Net sales..................$ 21,034      $ 17,458       $ 41,404    $ 33,326
Cost of sales..............  11,997         9,820         23,710      18,792
                           ---------     ---------      ---------   ---------

Gross profit...............   9,037         7,638         17,694      14,534

Selling, general and
administrative expenses....   8,826         8,019         17,306      15,948

Business interruption
insurance (proceeds).......     --           (132)           --         (560)
                           ---------     ---------      ---------   ---------

  Operating income(loss)...     211          (249)           388        (854)

Interest expense, net......     426           436            796         768
                           ---------     ---------      ---------   ---------

   (Loss) before
      income taxes.........    (215)         (685)          (408)     (1,622)

(Benefit) for
income taxes...............     (47)         (125)           (82)       (293)
                           ---------     ---------      ---------   ---------

Net (loss).................$   (168)     $   (560)     $    (326)     (1,329)
                           =========     =========     ==========     =======

Net (loss)
   Per share...............$  (0.02)     $  (0.07)     $   (0.04)   $  (0.16)
                           =========     =========     ==========     =======

Weighted average shares
   outstanding.............   8,676         8,494          8,679       8,476
                           =========     =========     ==========     =======



            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                        FORM 10-Q
Item 1. Financial statements                                         Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                      For the six months ended
                                                     November 29,  November 30,
Cash flows from operating activities:                    1997         1996
                                                        -------      -------

Net (loss)............................................$   (325)    $ (1,329)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities--
       Depreciation...................................   1,282        1,571
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable...  (1,206)          28
         (Increase) in inventory......................  (7,347)      (6,148)
         (Increase) in prepaid income taxes...........     (83)         --
         (Increase) in prepaid expenses
           and other current assets...................  (1,542)      (1,587)
          Decrease in other assets....................     171          119
          Increase in accounts payable................   5,570        5,152
          Increase (decrease) in other accrued
            expenses and deferred income..............     606         (757)
         (Decrease) in accrued and currently
           deferred income taxes......................    (428)      (1,490)
                                                        -------      -------
   Net cash (used in) operating activities............  (3,302)      (4,441)
                                                        -------      -------
Cash flows from investing activities:
     Capital expenditures.............................    (582)      (2,651)
                                                        -------      -------
   Net cash (used in) investing activities............    (582)      (2,651)
                                                        -------      -------
Cash flows from financing activities:
     Proceeds from unsecured notes payable............  21,125       12,600
     Repayments of unsecured notes payable............ (13,700)      (6,100)
     Repayments of long term borrowings...............    (838)         --
     Issuance of common stock.........................       3            9
                                                        -------      -------
Net cash provided by financing activities.............   6,590        6,509
                                                        -------      -------

Net increase (decrease) in cash and cash equivalents..   2,706         (583)

Cash and cash equivalents, beginning of period........   1,710         5,393
                                                        -------      -------
Cash and cash equivalents, end of period..............$  4,416     $  4,810
                                                        =======      =======

During the six months ended November 29, 1997 and November 30, 1996, the Company paid income taxes of $428 and $1,197, respectively, and paid interest of $785 and $709, respectively.

           See accompanying notes to consolidated financial statements

FINANCIAL INFORMATION                                                FORM 10-Q
Item 1.  Financial statements                                        Page 6


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                             (unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of November 29, 1997 and November 30, 1996 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest report on Form 10-K.

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


3. TRANSACTIONS WITH AFFILIATES

     The Company enters into a number of transactions with Town & Country Corporation and its affiliates ("Town & Country"), of which one of the Company's directors is controlling shareholder and one of the Company's directors is an executive officer. The Company purchases a portion of its merchandise from Town & Country at prices that management believes approximate arm's-length transactions.

                                                                     FORM 10-Q
                                                                     Page 7


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4. CREDIT ARRANGEMENTS

     The Company has available a total of $22.2 million in unsecured credit facilities, of which $2.5 million is available for borrowing. Approximately $4.2 million of the credit facilities is utilized to secure customs bonds and other bank guarantees required in the normal course of business. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled approximately $15.5 million as of November 29, 1997. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of November 29, 1997, the Company had $7.5 million of term debt outstanding and was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts.


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

                                                                    FORM 10-Q
                                                                    Page 8


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

7.  OTHER ASSETS


     Other assets consist primarily of amounts related to non- competition agreements, rental deposits and the excess of cost over the fair market value of the net assets of the business acquired (goodwill). Amounts related to non-competition agreements are amortized over the lives of the respective agreements. Amounts related to goodwill are being amortized over periods of up to 10 years. Accumulated amortization totaled approximately $495,000 and $340,000 at November 29, 1997 and May 31, 1997, respectively.

     The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews applicable assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of these assets by determining whether the amortization over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate commensurate with the risks involved. No such impairment existed as of November 29, 1997.


8.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 - EARNINGS
       PER SHARE


     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, which supersedes Accounting Principles Board Opinion 15, the existing authoritative guidance. SFAS No. 128 is designed to improve the earnings per share information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share on an international basis. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.

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


9.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 -
          ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which became effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management continues to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and did not adopt the new accounting provision for employee stock-based compensation under SFAS No. 123. The additional required disclosures will be included in the Company's fiscal year end financial statements.


10.  ADVERTISING

     The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising consists primarily of advertisements with local, regional and national travel magazines which are produced on a periodic basis and distributed to visiting tourists, and fees paid for promotional "port lecturer" programs directed primarily at cruise ship passengers.

                                                                     FORM 10-Q
                                                                     Page 10


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


11.  COMMITMENTS AND CONTINGENCIES


HURRICANE DAMAGE

     In September 1995, Hurricanes Luis and Marilyn inflicted damage to several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. As of November 20, 1996, all stores had reopened.

     The Company has settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with this final settlement, the
Company   received   approximately   $13.4  million  in  property  and  business
interruption insurance proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing fiscal 1997 lost profits for a store in Marigot not reopened until November 1996, was recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996. In the three and six month periods ended November 30, 1996, the Company recorded $132,000 and $560,000, respectively, as business interruption insurance proceeds.


EMPLOYEE DEFALCATION

     In July 1997, management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company for the fiscal year ended May 31, 1997. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation occurred during the 1997 fiscal year. The employee was able to circumvent existing internal controls largely due to lapses in appropriate segregation of

                                                                     FORM 10-Q
                                                                     Page 11


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


duties regarding cash deposits and disbursements, inter-bank transfers and bank account reconciliations. These lapses in the segregation of such duties were further exacerbated by the resignation of the Company's Assistant Treasurer on February 28, 1997, which office was not filled until April 29, 1997. The estimated loss of approximately $2.4 million was classified as Selling, General and Administrative expense in the consolidated financial statements for the fiscal year ended May 31, 1997. Selling, General and Administrative expenses for the three and six month periods ended November 30, 1996 include $481,000 and $758,000, respectively, of defalcation loss expense.

     The Company has insurance coverage with a maximum claim limitation of $1,000,000 (less a $25,000 deductible). A claim has been submitted to the Company's fidelity bond carrier and the Company is seeking restitution from the employee, but the Company does not know what, if any, of the funds are still in the possession or under the control of the employee. Recoveries relating to these losses, if any, will be recorded as income in the period(s) received.

                                                                     FORM 10-Q
                                                                     Page 12


PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


NET SALES

     Net sales for the second quarter ended November 29, 1997 were $21.0 million or 20.5% higher than net sales of $17.5 million for the same period last year. Net sales of $41.4 million for the six month period ended November 29, 1997 were 24.2% higher than net sales of $33.3 million for the corresponding period last year.

     Net sales for the stores which were open for the full three month period this year and last year improved to $20.1 million or 15.6% from $17.4 million last year. Net sales of $38.7 million for stores which were open for the full six month period this year increased 17.0% from net sales of $33.1 million for the same period last year.

     Management attributes both improvements to strong sales in Alaska, an increase in tourism in the Caribbean, concentration on core product lines and suppliers and the Company's aggressive promotional programs directed toward Caribbean cruise ships, hotels and resorts.


GROSS PROFIT

     Gross profit as a percentage of net sales during the three and six month periods ended November 29, 1997 were 43.0% and 42.7%, respectively, compared to the three and six month periods ended November 30, 1996 of 43.7% and 43.6%, respectively. Management attributes the decline in gross margin percentage to clearance markdowns to liquidate discontinued product lines, and the effect of relative changes in the sales mix.

                                                                    FORM 10-Q
                                                                    Page 13

PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Second quarter Selling, General and Administrative expenses ("SG&A") increased 10.1% to $8.8 million for the three month period ended November 29, 1997 from $8.0 million for the same period last year. As a percent to net sales, SG&A expenses decreased to 42.0% for the quarter ended November 29, 1997 from 45.9% for the same quarter last year. Six month SG&A increased 8.5% to $17.3 million for the period ended November 29, 1997 from $15.9 million for the same period last year. As a percent to net sales, SG&A decreased to 41.8% for the six month period this year from 47.9% for the same period last year. The dollar increase of approximately $1.4 million is primarily due to new stores in St. Lucia and in Skagway, Alaska, and non-recurring professional fees of approximately $400,000 for the three month period and $660,000 for the six month period ended November 29, 1997 which are related to the Company's strategic planning efforts. Also, the three and six month periods last year include $481,000 and $758,000, respectively, of defalcation loss expense. The percent to sales decrease is primarily due to the effect of the sales increases on fixed expenses.


EMPLOYEE DEFALCATION

     In July 1997, management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen, LLP to evaluate the matter and determine the impact, if any, on the Company's consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management determined that an employee theft occurred during the fiscal year ended May 31, 1997. The employee was able to circumvent existing internal controls largely due to lapses in appropriate segregation of duties regarding cash deposits and disbursements, inter-bank transfers and bank account reconciliations. These lapses in the segregation of such duties were further exacerbated by the resignation of the Company's Assistant Treasurer on February 28, 1997, which office was not filled until

                                                                    FORM 10-Q
                                                                    Page 14

PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations



April 29, 1997. The estimated loss of approximately $2.4 million was charged to Selling, General and Administrative expense for the fiscal year ended May 31, 1997.

     As a result of the charge, the Company filed amended financial statements on Form 10-Q for each of the quarters within the fiscal year. Accordingly, the comparative consolidated Statements of Income for the three month period ended November 30, 1996 reflects a net loss of $560,000 or $0.07 per share, including a charge to administrative expense of $481,000 which, after tax, negatively impacted net income and earnings per share by $394,000 and $.05, respectively. For the six month period ended November 30, 1996, the comparative consolidated Statement of Income reflects a net loss of $1.3 million or $0.16 per share, including a charge to general and administrative expense of $758,000 which, after tax, negatively impacted net income and earnings per share by $621,000 and $0.08, respectively.


OTHER

     Net interest expense for the quarter was $426,000 compared to $436,000 in the same period last year. For the six month period, net interest expense was $796,000 compared to $768,000 in the same period last year. This increase reflects higher average borrowings this year.

     The Company's effective tax rates for the three and six month periods ended November 29, 1997 was approximately 21% and 20%, respectively. For the three and six month periods ended November 30, 1996, the effective tax rate was approximately 18%.


FORWARD-LOOKING STATEMENTS

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


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the six month period ended November 29, 1997 was $3.3 million, compared to $4.4 million for the same six month period last year. The decrease in net cash used in operations primarily reflects a lower net loss, an increase in accrued expenses and a lower decrease in accrued taxes this year, partially offset by higher seasonal increases in account receivables and merchandise inventories this year.

     The Company's working capital position as of November 29, 1997 decreased slightly to $30.2 million from $30.5 million at May 31, 1997. Current ratios were 1.9 and 2.5 as of the same periods, respectively. Capital expenditures were approximately $582 thousand during the six month period ended November 29, 1997, compared to $2.7 million during the same period last year.

                                                                     FORM 10-Q
                                                                     Page 16



PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


     The Company has available a total of $22.2 million in unsecured credit facilities, of which $2.5 million is available for borrowing. Approximately $4.2 million of the credit facilities is utilized to secure customs bonds and other bank guarantees required in the normal course of business. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled approximately $15.5 million as of November 29, 1997. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of November 29, 1997, the Company had $7.5 million of term debt outstanding and was in compliance with all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts. It remains management's expectation that funds available from operations and bank financing will be sufficient to fund operations and expansion for at least the next three years.

                                                                    FORM 10-Q
                                                                    Page 17

PART II.  OTHER INFORMATION


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

             None.



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


             3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Form S-1 and the First Amendment to the Amended and Restated By-laws of the Company is incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1997.



(b)      Reports on Form 8-K during the quarter ended November 29, 1997


             1. On October 9, 1997 the Company filed a Current Report on Form 8-K announcing the record date and annual meeting date for its regular annual meeting of Shareholders.

             2. On November 12, 1997 the Company filed a Current Report on Form 8-K announcing an amendment to is Amended and Restated By-laws.

                                                                    FORM 10-Q
                                                                    Page 18


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LITTLE SWITZERLAND, INC.


Date: January 13, 1998                        /s/ Thomas S. Liston

                                              Thomas S. Liston
                                              Chief Financial Officer,
                                              Vice President and Treasurer