Form 10-K/A
period 1997-05-31
LITTLE SWITZERLAND INC/DE
filed 1998-01-26
CIK 875523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------


                                   FORM 10-K/A


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

Title of each class                    Name of each exchange on which registered
       None                                                N/A

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

                         Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 1997 and October 1, 1997, 8,462,359 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $7-1/8 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of August 31, 1997, was $60,294,308.

================================================================================

                                     PART I

ITEM 1. BUSINESS

General


        Little Switzerland, Inc. ("Little Switzerland" or the "Company") is a specialty retailer of luxury items. The Company operates 27 distinctively-designed retail stores on ten islands and Alaska and has eight franchise locations in the Bahamas. The Company markets a wide selection of high quality products including watches, jewelry, crystal, china, fragrances, gifts and accessories. The Company is the exclusive retailer of certain brand name products on some islands. The Company's customers are primarily tourists from the United States.


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


        In November 1994, approximately 2.4 million shares of Town & Country's remaining shares of the Company's Common Stock were distributed to holders of Town & Country's exchangeable preferred stock upon exercise of their right to exchange such shares for Little Switzerland Common Stock on a share-for-share basis. As of May 31, 1997, 152,241 shares of the Company's Common Stock were held in a trust for the benefit of Town & Country and the holders of Town & Country's exchangeable preferred stock (see note 1 in Notes To Consolidated Financial Statements).


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


        As used throughout this report on Form 10-K/A, the terms fiscal 1997, 1996 and 1995 refer to the Company's twelve month periods ended May 31, 1997, June 1, 1996, and May 31, 1995, respectively.


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

ITEM 6. SELECTED FINANCIAL DATA

                 (Dollars in thousands except per share amounts)

                                                                   Year Ended
                                      -------------------------------------------------------------------------
                                       May 31,          June 1,        May 31,        May 31,           May 31,
                                        1997             1996           1995           1994              1993
                                      ----------      ----------     -----------     ----------      ----------
Income Statement Data:
Net sales                             $   88,314      $   62,895     $    72,240     $   64,312      $   63,396
Operating income                           2,661           1,666           4,736          5,221           6,556
Net income                            $    1,159      $      915     $     3,694     $    4,098      $    5,191
                                      ==========      ==========     ===========     ==========      ==========

Net income per share (1)              $     0.14      $     0.11     $      0.44     $     0.49      $     0.62
                                      ==========      ==========     ===========     ==========      ==========

Balance Sheet Data:
Total assets                              77,391          77,877          58,446         52,869          54,160
Long-term debt                             6,119           8,068               -              -               -

Operating Data:
Gross profit margin                         43.7%           42.5%           42.8%          44.1%           46.2%
Operating income margin                      3.0%            2.7%            6.6%           8.1%           10.3%
Stores open at period end (2)                 27(8)           27(7)           24(6)          23(4)           18(3)
Comparable store net sales
   (decrease) increase (5)                 (14.3%)          17.3%            4.1%           0.6%            6.2%

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

        The following represents the components of operating results for the three years ended:

                                                                 Fiscal Year Ended
                                            --------------------------------------------------------
                                                May 31,                 June 1,              May 31,
                                                 1997                    1996                 1995
                                            -----------              ------------          ---------

Net sales                                         100.0%                 100.0%                100.0%

Cost of sales                                      56.3                   57.5                  57.2

Gross profit                                       43.7                   42.5                  42.8

Selling, general and administrative
   expenses                                        41.3                   47.3                  36.3

Gain on insurance proceeds                         (0.6)                  (7.5)                    -
                                                  -----                  -----                 ------

Operating Income                                    3.0                    2.7                   6.5
Interest expense, net                               1.7                    0.9                   0.3
                                                  -----                  -----                 ------

Income before Provision
for Income Taxes                                    1.3                    1.8                   6.2

Provision for Income Taxes                          0.0                    0.3                   1.1
                                                  -----                  -----                 ------

Net income                                          1.3%                   1.5%                  5.1%
                                                  =====                  =====                  =====

Employee Defalcation Loss


        In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation occurred during fiscal 1997. The employee was able to circumvent existing internal controls largely due to lapses in appropriate segregation of duties regarding cash deposits and disbursements, inter-bank transfers and bank account reconciliations. This lapse in the segregation of such duties was further exacerbated by the resignation of the Company's Assistant Treasurer on February 28, 1997, which office was not filled until April 29, 1997. The estimated loss of approximately $2.4 million has been classified as a general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 31, 1997. The Company has insurance coverage which calls for a maximum claim limitation of $1,000,000 (with a $25,000 deductible). A claim for the full amount of the loss has been submitted and an interim payment has been agreed. The Company also intends to seek full restitution from the employee, however, the Company does not know what, if any, of the funds are still in the possession of the employee. The amount of insurance recovery from its insurance carrier, if any, relating to these losses has not been reflected in the accompanying financial statements.

        Since the defalcation, the Company's accounting system has been revised to facilitate the closer monitoring of detail transactions, so that each separate transaction is posted rather than posting totals by category. In addition, the Company's Treasury and Accounting staffs have been increased and their functions upgraded and reorganized to provide adequate segregation of duties and timely bank account reconciliations. Accordingly, unlike at the time of the defalcation, no one person has control over cash deposits and disbursements, inter-bank transfers and bank account reconciliations. As an additional check on the system, a new cash flow report is prepared daily and reviewed by the Company's Chief Financial Officer. This cash flow report sets forth, for each day, the bank balance, the book balance, disbursements, transfers and float (i.e., checks outstanding against the Company's credit line).


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


        The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates currently ranging from 3.7% to 42%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly-owned subsidiary, L.S. Wholesale, Inc. which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended. Under an agreement which expires in 1998 (subject to renewal), L.S. Wholesale, Inc. benefits from a lower tax rate on its income earned outside the U.S. Virgin Islands, which is taxed at a rate of 3.74%. The lower tax rate had the effect of increasing earnings per share by $0.12 in both fiscal years 1997 and 1996. This Agreement expires at the end of August 1998 and, while the Company anticipates that the agreement will be renewed at the same or less favorable benefit, it has no assurance at this time that such a renewal will be granted. If it is not renewed, all of the Company's USVI based income will be taxed at the statutory rate of 37.4%. The Company's effective tax rate was 0.0% and 17.4% in the fiscal years ended May 31, 1997 and June 1, 1996, respectively.


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


        The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates currently ranging from 3.7% to 42.0%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly-owned subsidiary, L.S. Wholesale, Inc., which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under
Section 936 of the Internal Revenue Code of 1986, as amended. Under an agreement which expires in 1998 (subject to renewal), Wholesale benefits from a lower tax rate on its income earned outside the U. S. Virgin Islands, which is taxed at a rate of 3.74%. The lower tax rate had the effect of increasing earnings per share by $0.12 and $0.11 in fiscal years 1996 and 1995, respectively. This agreement expires at the end of August 1998 and, while the Company anticipates that the agreement will be renewed at the same or less favorable benefit, it has no assurance at this time that such a renewal will be granted. If it is not renewed, all of the Company's USVI based income will be taxed at the statutory rate of 37.4%. The Company's effective tax rate was 17.8% in fiscal 1995 and 17.4% in fiscal 1996.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            LITTLE SWITZERLAND, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Report of Independent Public Accountants.................................  19

Consolidated Balance Sheets..............................................  20

Consolidated Statements of Income........................................  21

Consolidated Statements of Changes in Stockholders' Equity...............  22

Consolidated Statements of Cash Flows....................................  23

Notes to Consolidated Financial Statements...............................  24

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

                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
September 25, 1997

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                  May 31,               June 1,
                                 ASSETS                                            1997                  1996
                                                                                ----------             --------
Current assets:
   Cash and cash equivalents (Notes 2 and 13)..............................     $   1,710            $    5,393
   Accounts receivable.....................................................         2,083                 1,892
   Inventory (Note 2)......................................................        44,728                43,678
   Prepaid expenses and other current assets...............................         2,172                 1,607
                                                                                ---------            ----------
     Total current assets..................................................        50,693                52,570
                                                                                ---------            ----------

Property, plant and equipment, at cost, (Note 2)...........................        38,565                34,247
   Less--Accumulated depreciation..........................................        15,201                12,522
                                                                                ---------            ----------
                                                                                   23,364                21,725
Other assets (Note 2)......................................................         3,334                 3,582
                                                                                ---------            ----------

     Total assets..........................................................     $  77,391            $   77,877
                                                                                =========            ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt (Note 4)..............................     $   2,225            $      832
   Unsecured notes payable (Note 4)........................................         8,100                 7,100
   Accounts payable........................................................         7,002                 6,839
   Accrued and currently deferred income taxes (Notes 2 and 5).............           429                 2,002
   Other accrued expenses and deferred income (Notes 2 and 12).............         2,431                 3,225
                                                                                ---------            ----------

     Total current liabilities.............................................        20,187                19,998

Long term debt.............................................................         6,119                 8,068

Deferred income taxes (Notes 2 and 5)......................................           186                    90
                                                                                ---------            ----------

     Total liabilities.....................................................        26,492                28,156
                                                                                =========            ==========

Commitments and contingencies (Note 6).....................................

Minority interest (Note 11)................................................         1,619                 1,619
                                                                                ---------            ----------

Stockholders' equity (Notes 1, 3 and 10):
   Preferred stock, $.01 par value--
     Authorized--5,000 shares
     Issued and outstanding--none..........................................           ---                   ---
   Common stock, $.01 par value--
     Authorized--20,000 shares
     Issued and outstanding--8,462 shares in 1997 and 8,457 in 1996........            85                    85
   Capital in excess of par................................................        14,811                14,792
   Retained earnings.......................................................        34,384                33,225
                                                                                ---------            ----------

     Total stockholders' equity............................................        49,280                48,102
                                                                                =========            ==========

     Total liabilities, minority interest and stockholders' equity.........     $  77,391            $   77,877
                                                                                ---------            ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)


                                                                                 For the Years Ended
                                                                       ----------------------------------------
                                                                        May 31,        June 1,           May 31,
                                                                         1997           1996               1995
                                                                       --------       --------           ------
Net sales............................................................  $  88,314       $  62,895       $  72,240

Cost of sales........................................................     49,721          36,164          41,307
                                                                       ---------       ---------       ---------

Gross profit.........................................................     38,593          26,731          30,933

Selling, general and administrative expenses (Notes 2 and 13)........     36,492          29,778          26,197

Gain on insurance proceeds (Note 12).................................        560           4,713               -
                                                                       ---------       ---------       ---------

    Operating income.................................................      2,661           1,666           4,736

Interest expense, net................................................      1,502             558             240
                                                                       ---------       ---------       ---------

    Income before provision for income taxes.........................      1,159           1,108           4,496

Provision for income taxes (Notes 2 and 5)...........................          -             193             802
                                                                       ---------       ---------       ---------

Net income...........................................................  $   1,159       $     915       $   3,694
                                                                       =========       =========       =========

Net income per share (Note 2)........................................  $    0.14       $    0.11       $    0.44
                                                                       =========       =========       =========

Weighted average shares outstanding (Notes 1 and 2)..................      8,526           8,456           8,451
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

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                      Common Stock          Capital in
                                                 ---------------------       Excess of      Retained
                                                 Shares         Amount         Par          Earnings     Total
                                                 ------         ------      ----------      --------    --------
Balance, May 31, 1994.....................        8,449       $      84     $  14,758       $ 28,616    $ 43,458

    Net income............................            -               -             -          3,694       3,694

    Shares issued under stock
      purchase plan (Note 10).............            3               1            18              -          19
                                                 ------       ---------     ---------       --------    --------

Balance, May 31, 1995.....................        8,452       $      85     $  14,776       $ 32,310    $ 47,171

    Net income............................            -               -             -            915         915

    Shares issued under stock
      purchase plan (Note 10).............            5               -            16              -          16
                                                 ------       ---------     ---------       --------    --------

Balance, June 1, 1996.....................        8,457       $      85     $  14,792       $ 33,225    $ 48,102

    Net income............................            -               -             -          1,159       1,159

    Shares issued under stock
      purchase plan (Note 10).............            5               -            19              -          19
                                                 ------       ---------     ---------       --------    --------

Balance, May 31, 1997.....................        8,462       $      85     $  14,811       $ 34,384    $ 49,280
                                                 ======       =========     =========       ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               For the Years Ended
                                                                   -------------------------------------------
                                                                    May 31,          June 1,           May 31,
                                                                     1997             1996              1995
                                                                   --------         --------          --------
Cash flows from operating activities:
    Net income................................................    $   1,159         $     915        $   3,694
      Adjustments to reconcile net income to
        net cash provided by operating activities
        Depreciation and amortization.........................        3,077             2,489            2,157
        Deferred gain from insurance proceeds.................         (560)                -                -
        Loss on retirement of fixed assets....................           22             2,918                -
        Increase (decrease) in deferred income taxes..........           96              (144)            (122)
Changes in assets and liabilities:
      (Increase) in accounts receivable.......................         (191)              (72)            (244)
      (Increase) in inventory.................................       (1,050)           (3,499)          (4,477)
      (Increase) decrease in prepaid expenses
        and other current assets..............................         (522)              178             (489)
      Increase in accounts payable............................          163               355            1,350
      Increase (decrease) in other accrued expenses
        and deferred income...................................         (234)            1,065              100
      Increase (decrease) in accrued and
        currently deferred income taxes.......................       (1,573)             (395)             536
                                                                  ---------         ---------        ---------
    Net cash provided by operating activities.................          387             3,810            2,505
                                                                  ---------         ---------        ---------

Cash flows from investing activities:
    Capital expenditures......................................       (4,388)           (6,806)          (4,542)
    Decrease (increase) in other assets.......................         (145)           (1,609)             286
    Acquisition of inventory and fixed assets
      (Notes 2 and 11)........................................            -            (8,917)               -
                                                                  ---------         ---------        ---------
Net cash used in investing activities.........................       (4,533)          (17,332)          (4,256)
                                                                  ---------         ---------        ---------

Cash flows from financing activities:
    Borrowing under unsecured notes payable...................       26,950            32,400           36,297
    Repayment of unsecured notes payable......................      (25,950)          (25,300)         (36,297)
    Proceeds from (repayments of) long term borrowings........         (556)            8,900                -
    Issuance of common stock..................................           19                16               18
                                                                  ---------         ---------        ---------
      Net cash provided by financing activities...............          463            16,016               18

Net (decrease) increase in cash and cash equivalents                 (3,683)            2,494           (1,733)

Cash and cash equivalents, beginning of year..................        5,393             2,899            4,632
                                                                  ---------         ---------        ---------

Cash and cash equivalents, end of year........................    $   1,710         $   5,393        $   2,899
                                                                  =========         =========        =========

Cash paid during the year for:
        Income Taxes..........................................    $   1,543         $     762        $     620
                                                                  =========         =========        =========
        Interest..............................................    $   1,450         $     590        $     289
                                                                  =========         =========        =========

Non-cash activity:
    Issuance of Preferred Stock by subsidiary
    in acquisition of inventory and fixed assets..............            -             1,619                -
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


        L.S. Holding, Inc. was incorporated in July 1980 and , as of May 31, 1997, had ten (10) operating subsidiaries: Montres et Bijoux, S.A.R.L.; World Gifts Imports N.V.; L.S. Holding (Aruba) N.V.; L.S. Holding (Curacao) N.V.; Little Switzerland (St. Kitts & Nevis) Limited; Little Switzerland (Antigua) Limited; Little Switzerland (St. Lucia) Limited , Little Switzerland (BVI) Limited, L.S. Holding (USA), Inc. and World Gift Imports (Barbados) Limited, (Note 2) which operate retail stores in the Virgin Islands, Aruba, St. Kitts, Antigua, St. Lucia, the French and Netherlands Antilles, and Barbados. Little Switzerland (BVI) Limited, incorporated in the British Virgin Island, was not yet in operation at June 1, 1996. L.S. Wholesale, Inc. was incorporated in October 1987 and purchases inventory for distribution to L.S. Holding, Inc.'s retail stores.


        In July 1991, the Company completed an initial public offering (the "Offering") whereby Switzerland Holding Inc., a wholly-owned subsidiary of Town & Country, sold 5,700,000 shares of the Company's Common Stock at $12 per share. Switzerland Holding, Inc. received all of the proceeds and paid substantially all of the costs of the Offering.


        Subsequent to the Offering, Switzerland Holding owned 2,700,000 shares of the Company's Common Stock (approximately 32% of the issued and outstanding Common Stock as of May 31, 1994) which were not registered in the Offering. In connection with the consummation of the recapitalization of Town & Country in May 1993 (the "Recapitalization"), Switzerland Holding was dissolved and 2,533,279 shares of the Company's Common Stock were transferred to a trust (the "Trust") established for the benefit of Town & Country and the holders of Town & Country's Exchangeable Preferred Stock (the "T&C Exchangeable Preferred Stock"). Each holder of a share of T&C Exchangeable Preferred Stock may exchange such share for one share of the Company's Common Stock held in the Trust.

        On April 6, 1993, Town & Country exercised its rights under a Registration Rights Agreement and requested that the Company file with the SEC a registration statement covering the shares of the Company's Common Stock currently held in the Trust. In accordance with the terms of the Registration Rights Agreement, the Company caused such shares to be registered with the SEC.

         In November 1994, holders of an aggregate of 2,381,038 shares of T&C Exchangeable Preferred Stock exercised their right to exchange such shares for Little Switzerland Common Stock on a share-for-share basis. Accordingly, as of May 31, 1997, the Trust held 152,241 shares of Little Switzerland Common Stock for the benefit of Town & Country and the holders of T&C Exchangeable Preferred Stock.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


        Property, Plant and Equipment

        Fixed assets are depreciated over their estimated useful lives, principally using the straight-line method. Property, plant and equipment consist of the following:

                                                          Estimated
                                                         Useful Life           May 31                  June 1
                                                            Range               1997                     1996
                                                        ------------          --------                 ------
Land and buildings.............................           20-40 Years     $   7,215,000              $ 7,191,000
Furniture and fixtures.........................            3-10 Years        12,338,000               11,671,000
Equipment......................................            3-20 Years         4,735,000                3,615,000
Construction in progress.......................                     -           162,000                  414,000
Leasehold improvements.........................     Life of the lease
                                                      or useful life,
                                                 whichever is shorter        14,115,000               11,356,000
                                                                          -------------            -------------
                                                                          $  38,565,000            $  34,247,000
                                                                          =============            =============

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

        Other Accrued Expenses and Deferred Income

        Other accrued expenses and deferred income are comprised of the following:

                                    May 31,                  June 1,
                                     1997                     1996
                                    -------                  -------
Deferred income (Note 12)...     $         --             $    560,000
Customer deposits...........          484,000                  512,000
Payroll and related items...        1,028,000                1,569,000
Other.......................          919,000                  584,000
                                 ------------             ------------
                                 $  2,431,000               $3,225,000
                                 ============             ============

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

(5) Income Taxes

        The domestic (United States Virgin Islands "USVI", and Ketchikan, Juneau and Skagway, Alaska) and foreign components of income before income taxes are as follows:

                                      For the Fiscal Years Ended
                         -------------------------------------------------
                            May 31,             June 1,          May 31,
                             1997                1996             1995
                           --------            --------         ---------

Domestic.......         $  2,010,000         $    202,000     $  3,583,000
Foreign........            (851,000)              906,000          913,000
                        ------------         ------------     ------------

                        $  1,159,000         $  1,108,000     $  4,496,000
                        ============         ============     ============

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


The components of the provision (benefit) for income taxes are as follows:

                                         For the Fiscal Years Ended
                           -------------------------------------------------
                               May 31,             June 1,          May 31,
                                1997                1996             1995
                              --------            --------         ---------

Current:
    Domestic.............  $   (96,000)         $    137,000     $    522,000
    Foreign..............             -              200,000          402,000
                           ------------         ------------     ------------

                               (96,000)              337,000          924,000
                           ------------         ------------     ------------

Deferred:
    Domestic.............        96,000             (144,000)        (122,000)
    Foreign..............             -                    -                -
                           ------------         ------------     ------------
                           $          -         $    193,000     $    802,000
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

        The Company's effective tax rate is less than the USVI statutory rate of 37.4% due to the following:

                                                                            For the Fiscal Years Ended
                                                              --------------------------------------------------
                                                                  May 31,             June 1,          May 31,
                                                                   1997                1996             1995
                                                                 --------            --------         ----------

Computed tax provision at statutory rate.............         $    434,000         $    426,000     $  1,682,000

Increases (reductions) resulting from--
    Differences between foreign provisions
    recorded and provisions at USVI rate.............             (441,000)             (59,000)          62,000

Effect of earnings of subsidiary in USVI subject
    to lower tax rate................................             (891,000)          (1,032,000)        (942,000)

Effect of subsidiary net operating losses not
    benefited........................................              898,000              858,000                -
                                                              ------------         ------------     ------------

                                                              $          -         $    193,000     $    802,000
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

(6) Commitments and Contingencies

        Certain of the Company's facilities and retail stores are occupied under operating leases expiring at various dates. The Company's rental commitments under the noncancelable portion of these leases for each of the next five years and, in total, thereafter at May 31, 1997 are as follows:

                                                           Total Lease
 Year                                                      Commitment
 ----                                                      ----------
 1998...............................................      $   3,859,000
 1999...............................................          3,254,000
 2000...............................................          2,761,000
 2001...............................................          2,314,000
 2002...............................................          1,369,000
 Thereafter.........................................          1,529,000
                                                          -------------
                                                          $  15,086,000
                                                          =============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


(9) Quarterly Data (Unaudited)

        The following presents the unaudited quarterly results of operations for fiscal 1997 and 1996 (in thousands except per share data):

                                               First              Second            Third         Fourth
                                              Quarter             Quarter          Quarter        Quarter
                                               Ended               Ended            Ended          Ended
                                             August 31          November 30        March 1        May 31
                                             ---------          -----------        -------        ------
Fiscal 1997
-----------
Net sales                                  $   15,868          $   17,458         $ 32,624       $  22,364
Gross profit                                    6,896               7,638           14,498           9,561
Net income(loss)                                 (769)               (560)           2,411              77
Net income(loss) per share                 $    (0.09)         $    (0.07)        $   0.28       $    0.01


                                             August 31          December 2         March 2        June 1
                                             ---------          ----------         -------        ------
Fiscal 1996
-----------
Net sales                                  $   14,068          $    9,751         $ 20,680       $  18,396
Gross profit                                    6,091               4,170            8,886           7,584
Net income(loss)                                 (250)             (1,891)             397           2,659
Net income (loss) per share                $    (0.03)         $    (0.22)        $   0.05       $    0.31

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

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997


        A summary of the status of the Company's stock option plan at May 31, 1997, June 1, 1996 and May 31, 1995 together with changes during the periods then ended are presented in the following table:

                                               1997                           1996                        1995
                                     ------------------------        -----------------------      ------------------------
                                                   Weighted                       Weighted                     Weighted
                                     Shares      Average Price      Shares      Average Price    Shares      Average Price
                                                   Per Share                      Per Share                    Per Share
                                     ------------------------        -----------------------      ------------------------
Outstanding at beginning of period  839,344            6.36          531,844          8.02        425,594         10.50
Grants during period.............    65,000            4.79          315,000          3.61        232,000          5.13
Exercised during period..........        --               -                -             -              -             -
Forfeitures/Cancellations during
 period..........................       844           10.00            7,500          8.67        125,750         10.82
Outstanding at end of period.....   903,500            6.24          839,344          6.36        531,844          8.02

Options exercisable at end of
 period..........................   402,800            7.28          279,999          8.59        222,498          9.48


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


        The purchase price of approximately $10.6 million was financed by bank borrowing provided by the Company's two primary banks, Chase Bank and Bank of Nova Scotia, of approximately $9 million and the issuance of preferred stock of approximately $1.6 million by World Gift Imports (Barbados), Inc. to the seller. The preferred stock has been presented as a minority interest in a consolidated subsidiary in the accompanying financial statements. The purchase price is subject to adjustment three and four years after the closing date, based on the sales performance of the two purchased stores and any additional stores that may be opened by the Company in Barbados during that period. No dividends or interest are paid or accrued on the preferred stock. The Company pays to the seller a management fee of 2.5% of its Barbados stores annual sales up to $15 million and 1.25% of annual sales in excess of $15 million, so long as the preferred stock is unredeemed. These management fees totaled approximately $190,000 and $55,000 in 1997 and 1996, respectively, and are included in SG&A in the accompanying Consolidated Statements of Income. The preferred stock may be redeemed by the Company at face value at any time after three years from the date of close through nine years from the date of close. Following that period, the Company retains the right of first refusal to match any bona fide offer from a third party to purchase the preferred stock.


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

        Unaudited pro forma operating results of the Company for the years ended June 1, 1996 and May 31, 1995 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1994, are as follows:

                                                    Fiscal Year Ended
                                            -----------------------------------
                                              June 1,                 May 31,
                                                1996                    1995
                                              -------                 --------

Net sales...............................   $  68,661,000          $  77,932,000
Net income..............................       1,103,000              2,944,000
Net income per share....................             .13                    .35
Weighted average shares outstanding.....       8,456,000              8,451,000

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

(13) Employee Defalcation Loss


        In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation occurred during fiscal 1997. The employee was able to circumvent existing internal controls largely due to lapses in appropriate segregation of duties regarding cash deposits and disbursements, inter-bank transfers and bank account reconciliations. This lapse in the segregation of such duties was further exacerbated by the resignation of the Company's Assistant Treasurer on February 28, 1997, which office was not filled until April 29, 1997. The estimated loss of approximately $2.4 million has been classified as a general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 31, 1997. The Company has insurance coverage which calls for a maximum claim limitation of $1,000,000 (with a $25,000 deductible). A claim for the full amount of the loss has been submitted and an interim payment has been agreed. The Company also intends to seek full restitution from the employee, however, the Company does not know what, if any, of the funds are still in the possession of the employee. The amount of insurance recovery from its insurance carrier, if any, relating to these losses has not been reflected in the accompanying financial statements.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        The firm of Arthur Andersen LLP has served as the Company's independent public accountants since its incorporation and has served as the accountant for certain of its subsidiaries since 1980. Accordingly, there have been no changes in the Company's accountants during the two most recent fiscal years and no material disagreements between the Company and its accountants.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors


        The Board of Directors of the Company consists of six members and is divided into three classes, with two Directors in each class. Directors serve for three-year terms, with one class of Directors being elected by the Company's stockholders at each annual meeting. The Board of Directors has established an Audit Committee, a Compensation Committee and an Investment Committee in order to assist it in discharging its duties. Members of all committees are outside directors. The members of the Audit Committee are Ms. Jacobs and Messrs. Correra and Donaldson. The Audit Committee reviews the financial statements of the Company and the scope of the annual audit, monitors the Company's internal financial and accounting controls and recommends to the Board of Directors the appointment of independent certified public accountants. The members of the Compensation Committee are Messrs. Carey and Donaldson and Ms. Jacobs. The

Compensation Committee recommends the compensation levels of officers and employees of the Company to the Board of Directors and is responsible for administering the Company's stock option plans pursuant to authority delegated to it by the Board of Directors. The members of the Investment Committee are Messrs. Correra and Carey. The Investment Committee is responsible for reviewing and presenting to the Board of Directors strategic alternatives available to the Company. The Board of Directors does not maintain a nominating committee. Instead, its functions are carried out by the entire Board of Directors.

        Directors who are officers or employees of the Company receive no compensation for service as Directors. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee Directors each receive an annual retainer of $5,000, plus a fee of $2,500 for each Board of Directors meeting attended ($500 if such meeting is held via telephone conference) and $1,000 for each committee meeting attended ($500 if such meeting is held via telephone conference) if such meeting does not take place in conjunction with a regularly scheduled Board of Directors meeting. All Directors are reimbursed for expenses incurred in connection with attendance at meetings. In order to align stockholder and Director interests, in 1992 the Board of Directors established the 1992 Non-Employee Directors' Nonqualified Stock Option Plan (the "1992 Option Plan"). Pursuant to the 1992 Option Plan, each eligible non-employee Director automatically receives an option to purchase 3,000 shares of Common Stock on the last day of the Company's fiscal year. All options granted pursuant to the 1992 Option Plan vest and are immediately exercisable upon grant. All options granted under the 1992 Option Plan have an exercise price equal to 100% of the fair market value of a share of Common Stock on the grant date. On May 31, 1997, the eligible non-employee Directors of the Company each received an option to purchase 3,000 shares of Common Stock at an exercise price of $4.50 per share, the fair market value of the Common Stock on May 30, 1997.


        Set forth below is certain information regarding the Directors of the Company as of October 1, 1997, based on information furnished by them to the Company.

Name                                           Age             Director Since
----                                           ---             --------------
Class I-Term Expires 1998

Francis X. Correra.......................       59                  1991
Ilene B. Jacobs..........................       50                  1991

Class II-Term Expires 1999

Timothy B. Donaldson.....................       63                  1991
Kenneth W. Watson........................       54                  1991

Class III-Term Expires 1997

C. William Carey.........................       60                  1991
John E. Toler, Jr........................       54                  1995

        The principal occupation and business experience during at least the last five years for each Director of the Company is set forth below.


        Mr. Carey is Chairman of the Board of Directors of the Company. Since January 1997, Mr. Carey has been President of Carey Associates, Inc., a company engaged in international marketing and finance, management consulting and Russian business development. From 1965 through January 3, 1997, he served as Chairman, Chief Executive Officer, President and Treasurer of Town & Country , which was the sole stockholder of the Company prior to the public offering of approximately 68% of the Company's Common Stock in July 1991. Town & Country is a public company specializing in the international design, manufacture and distribution of jewelry. As of October 1, 1997, Mr. Carey was also a Director of Prospect Street High Income Portfolio, Inc. and Solomon Brothers, Limited.

        Mr. Correra has been President of Town & Country Fine Jewelry Group since July 1996. Town & Country Fine Jewelry Group is a wholly-owned subsidiary of Town & Country, specializing in the international design, manufacture and distribution of jewelry. Prior to such time, Mr. Correra served as Senior Vice President and Chief Financial Officer of Town & Country since 1983.

        Mr. Donaldson has been Chairman and Chief Executive Officer of Dynamo M. Ltd. , an investment trading company, since 1995. Presently, Mr. Donaldson is also Chairman of the Bahamas Securities and Exchange Commission. He has been Ambassador to the United States, Government of the Bahamas (1993 to 1995); Chairman, Bank of Montreal (Bahamas & Caribbean Ltd.) (1980 to 1983); Governor, the Central Bank of The Bahamas (1968 to 1980); Governor, International Monetary Fund (1974 to 1980); Governor, The World Bank (1974 to 1980); and Governor, Caribbean Development Bank (1975 to 1980).

        Ms. Jacobs is Vice President of Human Resources of Digital Equipment Corporation , a publicly held corporation which specializes in computer systems, software, networks and integration services. From 1986 to 1996, she served as Vice President and Treasurer of Digital Equipment Corporation . Ms. Jacobs currently serves as a Director of Arkwright Mutual Insurance Company and AmerUs Life Holdings, Inc.

        Mr. Toler has served as President and Chief Executive Officer and a Director of the Company since November 1, 1995. Prior to joining the Company, Mr. Toler was Director of Merchandising of Trimingham's, Bermuda, from May 1995 through October 1995 and President and Chief Executive Officer of Sage-Dey, Inc. from August 1991 to May 1993. From October 1990 through July 1991, Mr. Toler was President and Chief Executive Officer of Sage-Allen, Inc. Mr. Toler was a 15-year employee of May Department Stores Company where he served as President and Chief Executive Officer of several regional department store divisions. Mr. Toler has been President and Chief Executive Officer of prestigious retail companies for 14 years of his 30 years in the retail trade and has been an active participant in numerous retail associations. In the past, Mr. Toler has served on the Board of Directors of Norwest Midland Bank and the Fund For the Arts and Convention Bureau. Also, Mr. Toler has been a past sponsor/counselor to Explorer Groups and has volunteered to assist with Habitat for Humanity Housing Projects.

        Mr. Watson served as Chief Executive Officer and President of the Company from January 1, 1994 to October 21, 1994, and has been a Director since 1991. Since October 1996, Mr. Watson has served as Vice President- Marketing of the New York Times Magazine Group, a subsidiary of the New York Times Company. Mr. Watson served as Executive Vice President of KMart Corporation from October 1994 through March 1996. Mr. Watson was President of Louis Vuitton Stores, Inc. from July 1992 to March 1993. Previously, he was Chairman and Chief Executive Officer of Gump's, a retailer of jewelry, art and gift items from September 1989 to June 1992 and President and Chief Executive Officer of Cartier, Inc. from 1985 to September 1989.


Executive Officers

        The names and ages of all executive officers of the Company and the principal occupation and business experience during at least the last five years for each are set forth below as of October 1, 1997.

      Name                   Age                      Position
      ----                   ---                      --------

John E. Toler, Jr.........   54       Chief Executive Officer and President


Thomas S. Liston..........   59       Entering Chief Financial Officer, Vice
                                      President and Treasurer


Ronald J. Lataille........   35       Resigning Chief Financial Officer, Vice
                                      President and Treasurer

William Canfield..........   50       Vice President of Store Operations

        Mr. Toler has served as President and Chief Executive Officer and a Director of the Company since November 1, 1995. Prior to joining the Company, Mr. Toler was Director of Merchandising of Trimingham's, Bermuda, from May 1995 through October 1995 and President and Chief Executive Officer of Sage-Dey, Inc. from August 1991 to May 1993. From October 1990 through July 1991, Mr. Toler was President and Chief Executive Officer of Sage-Allen, Inc. Mr. Toler was a 15-year employee of May Department Stores Company where he served as President and Chief Executive Officer of several regional department store divisions. Mr. Toler has been President and Chief Executive Officer of prestigious retail companies for 14 years of his 30 years in the retail trade and has been an active participant in numerous retail associations. In the past, Mr. Toler has served on the Board of Directors of Norwest Midland Bank and the Fund For the Arts and Convention Bureau. Also, Mr. Toler has been a past sponsor/counselor to Explorer Groups and has volunteered to assist with Habitat for Humanity Housing Projects.

        Mr. Liston joined the Company on September 29, 1997 and will become its new Chief Financial Officer, Vice President and Treasurer, effective as of November 12, 1997. From January 1991 to February 1997, Mr. Liston was with Barry's Jewelers, Inc., with his most recent position being Vice Chairman, Chief Financial Officer, Secretary and Treasurer. Prior to his tenure with Barry's, Mr. Liston was Executive Vice President, Chief Financial Officer of Crescent Jewelers Inc. for two years and Executive Vice President, Chief Operating Officer of Gumps in San Francisco for six years. In all, Mr. Liston has 33 years of retail executive experience.


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


        Mr. Canfield has been Vice President of Store Operations since June 1994. In that position, he has been responsible for store operations, new store development and strengthening the Company's position in jewelry throughout its stores. Mr. Canfield was Managing Director of Colombian Emeralds International from December 1979 to June 1994. In the past, he served as the President of the St. Thomas Retail Association for two years.


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

Section 16(a) Beneficial Ownership Reporting Compliance


        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Section 16(a) reports were required for those persons, the Company believes that during the fiscal year ended May 31, 1997, all filing requirements were complied with, except for the following report which was inadvertently filed late: a Form 4 report for Mr. Carey reflecting his exchange of 25,000 shares of Town & Country Exchangeable Preferred Stock into 25,000 shares of the Company's Common Stock.

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



                                                Annual compensation                  Long Term Compensation
                                   ----------------------------------------- --------------------------------------
                                                                                 Awards                    Payouts
                                                                             --------------------------   ---------
           (a)                     (b)   (c)        (d)            (e)            (f)          (g)            (h)       (i)
                                                               Other Annual  Restricted      Securities      LTIP     All Other
                                         Salary     Bonus      Compensation  Stock Award(s)  Underlying     Payouts   Compensation
Name and Principal Position        Year  ($)        ($)            ($)            ($)        Options (#)      ($)       ($)
---------------------------        ----  --------   -------    ------------  --------------  -----------    --------  ------------
John E. Toler, Jr.....             1997  $300,000       -      $3,000(5)           -                -          -      $519(10)
    President and Chief            1996  $177,804   $50,000    $1,750(6)           -         $300,000(8)       -        -
    Executive Officer(1)           1995       -         -           -              -                -          -        -

Ronald J. Lataille....             1997  $150,000   $44,202(3)      -              -                -          -        -
    President and Chief            1996  $110,000   $70,000(4) $1,250(7)           -                -          -        -
    Executive Officer,             1995  $110,000   $15,000    $1,750(6)           -          $75,000(9)       -        -
    Chief Financial Officer
    and Vice President (2)

Denis X. Comment......             1997  $165,000       -           -              -                -          -      $3,894(10)
    Senior Vice President          1996  $150,000   $15,000         -              -                -          -      $4,335(11)
    of Merchandise                 1995  $136,538   $10,000         -              -          $75,000(9)       -          -

William Canfield......             1997  $173,000       -           -              -                -          -          -
    Vice President of              1996  $156,327   $15,000         -              -                -          -          -
    Store Operations               1995  $141,923   $55,000         -              -          $60,000          -          -


-------------------

(1) Mr. Toler was appointed Chief Executive Officer and President on November 1, 1995.

(2) Mr. Lataille resigned as the acting Chief Executive Officer and President of the Company on October 31, 1995.


(3) Mr. Lataille was awarded a bonus of $44,202 as compensation for certain services to the Company performed in fiscal 1997. Specifically, Mr. Lataille provided additional services to the Company in connection with
        (i) the preparation and filing of an insurance claim on behalf of the Company in connection with hurricane damage to certain of the Company's properties and (ii) the initial analysis for the disposition and redevelopment of assets of the Company, to be used later by Wasserstein Perella & Co., Inc., the Company's financial advisor, in the development of a strategic plan for the Company.


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

(8) In connection with his appointment as President and Chief Executive Officer of the Company, the Company granted Mr. Toler an option to purchase 300,000 shares of the Company's Common Stock pursuant to the Little Switzerland, Inc. 1991 Stock Option Plan (the "1991 Option Plan").

(9) In connection with the December 21, 1994 grant of an option to purchase 75,000 shares of the Company's Common Stock pursuant to the 1991 Option Plan, the Company canceled an option to purchase 25,000 shares of the Company's Common Stock that was granted on November 6, 1992 pursuant to the 1991 Option Plan.

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


             (a)                   (b)                (c)                    (d)                               (e)
                                                                                                        Value of Unexercised
                                                                      Number of Securities                  In-the-Money
                                                                     Underlying Unexercised                  Options at
                                                                       Options at FY-End(#)                 FY-End($)(1)
                            Shares Acquired on       Value        ----------------------------     -----------------------------
Name                            Exercise(#)        Realized($)     Exercisable   Unexercisable       Exercisable   Unexercisable
----                        ------------------     -----------    -------------  -------------     --------------  -------------

John E. Toler, Jr........           -                  -               60,000      240,000             $60,000       $240,000

Ronald J. Lataille.......           -                  -               63,500       30,000                   -              -

Denis X. Comment.........           -                  -               71,000       30,000                   -              -

William Canfield.........           -                  -               18,500       41,500                   -              -

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


        The base salary and salary adjustments for John E. Toler, Jr., President and Chief Executive Officer since November 1, 1995, and William Canfield, Vice President of Store Operations since June 16, 1994, were established pursuant to their respective employment agreements, as described below under "Employment Agreements." See "--Compensation of John E. Toler, Jr., Chief Executive Officer" below. The terms of employment of Ronald J. Lataille, the Chief Financial Officer, Vice President and Treasurer of the Company as of the end of fiscal 1997, were determined by the Compensation Committee and approved by the Board of Directors.

        Cash bonuses paid to executive officers generally are earned primarily through the achievement of financial goals relative to each officer's responsibilities. Such financial goals include targeted sales and profit levels, earnings before interest and taxes ratios, selling, general and administrative expense ratios, return on assets, inventory shrinkage and inventory turns. Executive officers generally are eligible to earn up to 25% of their base salaries in cash bonuses. Based upon the foregoing criteria, neither Mr. Lataille nor Mr. Comment received any bonus for fiscal 1997 performance. Cash bonuses may also be paid to executive officers in accordance with the terms of their employment agreements. Bonuses payable pursuant to such agreements generally are earned through the achievement of the financial goals similar to those discussed above and may also be awarded for executive retention purposes in the sole discretion of the Compensation Committee. Pursuant to their respective employment contracts, Messrs. Toler and Canfield were each eligible to earn a bonus of up to 37.22% and 25%, respectively, of their respective base salaries for fiscal 1997. Based upon the performance of the Company for fiscal 1997, neither Mr. Toler nor Mr. Canfield received any bonus. See "--Compensation of John E. Toler, Jr., Chief Executive Officer" and "Employment Agreements" below. Occasionally, cash bonuses are paid to executive officers for the performance of services to the Company outside the scope of their offices, as determined by the Compensation Committee of the Board of Directors of the Company.


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

        Compensation of  John E. Toler, Jr., Chief Executive Officer

        The base salary and bonus for Mr. Toler, the Company's President and Chief Executive Officer since November 1, 1995, were established by Mr. Toler's employment agreement. See "Employment Agreements" below. During fiscal 1997, there were no adjustments made to Mr. Toler's base salary, and he received no cash bonus, in accordance with the terms of his employment agreement. Additionally, pursuant to the terms of Mr. Toler's employment agreement, the Company granted Mr. Toler on November 1, 1995 an option to purchase 300,000 shares of the Company's Common Stock at $3.50 per share pursuant to the 1991 Option Plan. This option vests and becomes exercisable ratably over a five-year period beginning on November 1, 1996.


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

   C. William Carey            Ilene B. Jacobs             Timothy B. Donaldson

Compensation Committee Interlocks and Insider Participation


        Mr. Carey, a member of the Compensation Committee and Chairman of the Board of Directors of the Company, is the controlling stockholder of Town & Country and was President, Chief Executive Officer and Chairman of the Board of Town and Country until January 3, 1997. Town & Country and certain of its subsidiaries supply the Company with jewelry. The aggregate amount of purchases by the Company from these entities totaled approximately $2.5 million, $1.4 million and $640,000, in Fiscal 1995, 1996 and 1997 respectively. Pursuant to written agreements among Town & Country, these subsidiaries and the Company, Town & Country and the subsidiaries have agreed to supply jewelry to the Company at the Company's option, on the terms and conditions in effect prior to the Company's initial public offering. These agreements are automatically renewed each year unless either party terminates upon 60 days' notice prior to the end of a year. The Company believes that all jewelry purchased pursuant to these agreements with Town & Country and its subsidiaries can be readily purchased from other, unrelated third party suppliers on comparable terms, and that these agreements do not restrict the Company from purchasing from other sources. See "Certain Relationships and Related Transactions."


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


        The other members of the Compensation Committee of the Board of Directors of the Company are Timothy B. Donaldson and Ilene B. Jacobs. Neither Mr. Donaldson nor Ms. Jacobs has ever been an officer or employee of the Company or has ever had any other reportable relationship with the Company other than through his/her position as a Director of the Company.

Shareholder Return Performance Graph


        Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the total return of companies within the NASDAQ stock market and the companies within the NASDAQ Retail Trade Stocks Index prepared by the Center for Research in Security Prices at The University of Chicago Graduate School of Business. The calculation of total cumulative return assumes a $100 investment in the Company's Common Stock, the NASDAQ stock market and the NASDAQ Retail Stocks Index on July 18, 1991.



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

Change-in-Control Agreements


        Messrs. Lataille and Comment each entered into Change-in-Control Agreements (the "Change-in-Control Agreements") with the Company. Each Change-in-Control Agreement provides that in the event of a "Termination Event" (as defined in the Change-in-Control Agreements, and generally any termination of employment (a) for any reason other than death or "For Cause" (as defined in the Change-in-Control Agreements), or (b) by the executive subsequent to the occurrence of a 10% reduction in the executive's annual base salary) subsequent to a "Significant Event" (as defined in the Change-in-Control Agreements, and generally a change in control, sale or other disposition of all or substantially all of the assets, or liquidation or dissolution of the Company), the following benefits will be provided: a monthly cash payment beginning 30 days after the date of the Termination Event equal to one twenty-fourth (1/24th) of an aggregate amount equal to two times the sum of the executive's highest annual base salary paid at any time during the twenty-four months prior to the Termination Event plus the amount of any bonuses paid during the previous fiscal year; such monthly payment to be paid for a period of 24 months if the Termination Event occurs within 1 year after a Significant Event or for a period of 12 months if the Termination Event occurs any time after 1 year subsequent to the Significant Event. A change in control is deemed to have occurred if, in the event of certain tender offers, mergers, consolidations, sale of assets, contested elections or other transactions in which the Company is acquired, (a) Directors of the Company before the transaction cease to constitute a majority of the Board of Directors of the Company (or of any successor entity); (b) the Company is not the surviving corporation; or (c) the stockholders of the Company immediately prior to such transaction do not hold immediately after such transaction a majority in the aggregate of the outstanding common shares of the surviving entity. Mr Comment's Change-in-Control Agreement terminated upon his voluntary resignation from the Company on August 31, 1997 in accordance with the terms of such agreement. Accordingly, Mr. Comment is not entitled to any payment under his Change-in-Control Agreement as a result of a change in control of the Company or other "Significant Event." Mr. Lataille's Change-in-Control Agreement will also terminate in accordance with the terms of such agreement upon his voluntary resignation from the Company, to be effective no later than October 31, 1997.

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



       Directors, Executive Officers           Shares Beneficially    Percent of
           and 5% Stockholders                      Owned(1)           Class(2)
       -----------------------------           -------------------    ----------

ValueVest Partners L.P.......................      837,400(3)             9.5%
     1 Sansome Street, 39 Floor,
     San Francisco, CA 94104
Donald L. Sturm
     3033 East First Avenue, Suite 200,
     Denver, CO 80206

Franklin Advisory Services, Inc..............      795,000(4)             9.0%
     One Parker Plaza, Sixteenth Floor,
     Ft. Lee, NJ  07024

Franklin Resources, Inc.
Charles B. Johnson
Rupert H. Johnson, Jr.
     777 Mariners Island Boulevard,
     San Mateo, CA 94404

Heartland Advisors, Inc......................      665,000(5)             7.5%
     790 North Milwaukee Street,
     Milwaukee , WI 53202

The TCW Group, Inc...........................      627,600(6)             7.1%
Robert Day
     865 South Figueroa Street,
     Los Angeles, CA  90017

T. Rowe Price Associates, Inc................      431,100(7)             4.9%
T. Rowe Price New Horizons Fund, Inc.
     100 E. Pratt Street,
     Baltimore, MD  21202

William Canfield.............................       31,000(8)                *
C. William Carey.............................       55,000(9)                *
Denis X. Comment.............................       72,459(10)               *
Francis X. Correra...........................       30,000(11)               *
Timothy B. Donaldson.........................       21,000(12)               *
Ilene B. Jacobs..............................       30,000(13)               *
Ronald J. Lataille...........................       64,468(14)               *
John E. Toler, Jr............................      120,000(15)               *
Kenneth W. Watson............................       27,000(16)               *
All directors and executive officers
  as a group (9 persons).....................      450,927                5.1%
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


(5) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 14, 1997, which indicates that the Heartland Advisors, Inc. has sole voting and dispositive power with respect to all 665,000 shares.


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


(9) Includes 10,000 shares and 20,000 shares of Common Stock deemed to be beneficially owned by Mr. Carey which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively. Includes 25,000 shares of Common Stock deemed to be beneficially owned by Mr. Carey which may be acquired pursuant to the conversion of shares of Exchangeable Preferred Stock of Town & Country beneficially owned by Mr. Carey. Does not include 152,241 shares of Common Stock held in the Trust by Linchmen Company, c/o State Street Bank & Trust Company, as trustee for the Trust established in connection with the recapitalization of Town & Country, of which Mr. Carey is Chairman, President and the controlling stockholder. Does not include 166,721 shares of Common Stock beneficially owned by Town & Country.


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

        In addition to Mr. Carey, Mr Correra is President of Town & Country Fine Jewelry Group and was Senior Vice President and Chief Financial Officer of Town & Country from 1983 through June 1996. Town & Country and certain of its subsidiaries supply the Company with jewelry. The aggregate amount of purchases by the Company from these entities totaled approximately $2.5 million, $1.4 million and $640,000 in Fiscal 1995, 1996 and 1997 respectively. Pursuant to written agreements among Town & Country, these subsidiaries and the Company, Town & Country and the subsidiaries have agreed to supply jewelry to the Company at the Company's option, on the terms and conditions in effect prior to the Company's initial public offering. These agreements are automatically renewed each year unless either party terminates upon 60 days' notice prior to the end of a year. The Company believes that all jewelry purchased pursuant to these agreements with Town & Country and its subsidiaries can be readily purchased from other, unrelated third party suppliers on comparable terms, and that these agreements do not restrict the Company from purchasing from other sources.

        Mr. Carey, a Director of the Company, was, as of the end of fiscal 1997, also a Director of Solomon Brothers, Limited, the Company's franchisee which operates eight stores in the Bahamas under a Franchise Agreement with the Company. In addition, Mr. Carey entered into the Carey Consulting Agreement with the Company on June 2, 1996, which provides, among other things, that Mr. Carey will receive in exchange for certain services a consulting fee at the annual rate of $150,000 over a three (3) year term. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

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

                                    SIGNATURE



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of January, 1998.


                            Little Switzerland, Inc.



                            By:   /s/ John E. Toler, Jr.
                                ------------------------------
                            John E. Toler, Jr.
                            Chief Executive Officer
                            and Director