Form 10-Q
period 1998-02-28
LITTLE SWITZERLAND INC/DE
filed 1998-04-15
CIK 875523

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended February 28, 1998

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

(340) 776-2010
(Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X     NO



At March 30, 1998, 8,554,202 shares of $.01 par value common stock of the registrant were outstanding.

                   LITTLE SWITZERLAND, INC.

                      INDEX TO FORM 10-Q

            FOR THE QUARTER ENDED February 28, 1998


                                                                    PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

      Consolidated Balance Sheets as of
      February 28, 1998 (unaudited) and
      May 31, 1997                                                     3

      Consolidated Statements of Income (unaudited)
      for the three and nine months ended
      February 28, 1998 and March 1, 1997                              4


      Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended February 28,1998 and
      March 1, 1997                                                    5

      Notes to Consolidated Financial
      Statements (unaudited)                                           6-13


Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                         14-19


Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk                                     19


PART II. OTHER INFORMATION


Item 1.         Legal Proceedings                                     20

Item 5.         Other Information                                     20

Item 6.         Exhibits and Reports on Form 8-K                      21

Signature Page                                                        22

PART I.  FINANCIAL INFORMATION                                       FORM 10-Q
Item 1.  Financial Statements                                        Page 3
                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands except per share data)
                                   (unaudited)
                                                   February 28,      May 31,
                          ASSETS                       1998           1997
Current assets:                                    (unaudited)
                                                   -----------     -----------
   Cash and cash equivalents.......................$  3,284        $  1,710
   Accounts receivable.............................   2,483           2,083
   Inventory.......................................  47,447          44,728
   Prepaid expenses and other current assets.......   3,725           2,172
                                                    --------       ---------
         Total current assets......................  56,939          50,693
                                                    --------       ---------

Property, plant and equipment, at cost.............  39,509          38,565
   Less -- Accumulated depreciation................ (17,178)        (15,201)
                                                    --------       ---------
                                                     22,331          23,364
                                                    --------       ---------

Other assets.......................................   3,084           3,334
                                                    --------       ---------

         Total assets..............................$ 82,354        $ 77,391
                                                   =========       =========

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long term debt...............$  2,225        $  2,225
   Unsecured notes payable.........................   9,700           8,100
   Accounts payable................................   9,926           7,002
   Accrued and currently deferred income taxes.....     319             429
   Other accrued expenses and deferred income......   2,763           2,431
                                                   ---------       ---------
         Total current liabilities.................  24,933          20,187

Long term debt.....................................   4,450           6,119

Deferred income taxes..............................     186             186
                                                   ---------       ---------
         Total liabilities.........................  29,569          26,492



Commitments and contingencies......................     ---             ---

Minority interest..................................   1,619           1,619
                                                   ---------       ---------
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none...................     ---             ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,549 shares
      at February 28, 1998 and 8,462 shares at
      May 31, 1997 ................................      85              85
Capital in excess of par...........................  15,234          14,811
Retained earnings..................................  35,847          34,384
                                                   ---------       ---------

      Total stockholders' equity...................  51,166          49,280
                                                   ---------       ---------

      Total liabilities, minority interest
         and stockholders' equity..................$ 82,354        $ 77,391
                                                   =========       =========

           See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                    FORM 10-Q
Item 1. Financial statements                                     Page 4


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)



                                 For the three              For the nine
                                 months ended               months ended
                            February 28,   March 1,     February 28,   March 1,
                               1998           1997          1998        1997
                              ------        ------        ------        ------

Net sales...................$ 34,925      $ 32,624      $ 76,329      $ 65,950
Cost of sales...............  19,901        18,126        43,612        36,918
                              ------        ------        ------        ------

Gross profit................  15,024        14,498        32,717        29,032

Selling, general and
administrative expenses.....  12,352        11,263        29,657        27,211

Business interruption
insurance (proceeds)........   ---             ---           --           (560)
                              ------        ------        ------        ------

  Operating income..........   2,672         3,235         3,060         2,381

Interest expense, net.......     481           398         1,278         1,166
                              ------        ------        ------        ------
   Income before
      income taxes..........   2,191         2,837         1,782         1,215

Provision for
income taxes................     402           426           320           133
                              ------        ------        ------        ------

Net income..................$  1,789      $  2,411     $   1,462      $  1,082
                            ========      ========     =========      ========


Basic earnings
   per share................$   0.21      $   0.28     $    0.17      $   0.13
                            ========      ========     =========      ========

Fully diluted earnings
   per share................$   0.21      $   0.28     $    0.17      $   0.13
                            ========      ========     =========      ========




            See accompany notes to consolidated financial statements

PART I. FINANCIAL INFORMATION                                   FORM 10-Q
Item 1. Financial statements                                    Page 5

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                     For the nine months ended
                                                      February 28,    March 1,
Cash flows from operating activities:                     1998          1997
                                                       --------       --------
Net income............................................$  1,462       $  1,082
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities--
       Depreciation...................................   1,977          2,341
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable...    (400)            49
         (Increase) in inventory......................  (2,720)        (2,705)
         (Increase) in prepaid expenses
           and other current assets...................  (1,553)        (2,025)
          Decrease in other assets....................     251            200
          Increase in accounts payable................   2,925          4,017
          Increase (decrease) in other accrued
            expenses and deferred income..............     332           (950)
         (Decrease) in accrued and currently
           deferred income taxes......................    (110)          (974)
                                                        -------        -------
   Net cash provided by operating activities..........   2,164          1,035
                                                        -------        -------
Cash flows from investing activities:
     Capital expenditures.............................    (944)        (3,627)
                                                        -------        -------
   Net cash (used in) investing activities............    (944)        (3,627)
                                                        -------        -------
Cash flows from financing activities:
     Proceeds from unsecured notes payable............  26,825         21,500
     Repayments of unsecured notes payable............ (25,225)       (19,500)
     Repayments of long term borrowings...............  (1,669)           --
     Issuance of common stock.........................     423             19
                                                        -------        -------
Net cash provided by financing activities.............     354          2,019
                                                        -------        -------

Net increase (decrease) in cash and cash equivalents..   1,574           (573)

Cash and cash equivalents, beginning of period........   1,710           5,393
                                                        -------        -------
Cash and cash equivalents, end of period..............$  3,284       $  4,820
                                                        =======        =======

During the nine months ended February 28, 1998 and March 1, 1997, the Company paid income taxes of $429 and $1,354, respectively, and paid interest of $1,283 and $1,100, respectively.


           See accompanying notes to consolidated financial statements

FINANCIAL INFORMATION                                         FORM 10-Q
Item 1.  Financial statements                                 Page 6


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                             (unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1998 and March 1, 1997 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest report on Form 10-K/A.

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


3. TRANSACTIONS WITH AFFILIATES

         The Company enters into a number of transactions with Town & Country Corporation and its affiliates ("Town & Country"), of which one of the Company's directors is a controlling shareholder. The Company purchases a portion of its merchandise from Town & Country at prices that management believes approximate arm's-length transactions.

                                                                FORM 10-Q
                                                                Page 7


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4. CREDIT ARRANGEMENTS

         The Company has available a total of $23.7 million in unsecured credit facilities, of which $9.8 million is available for borrowing. Approximately $4.2 million of the credit facilities is utilized to secure customs bonds and other bank guarantees required in the normal course of business. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled approximately $9.7 million as of February 28, 1998. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of February 28, 1998, the Company had $6.7 million of term debt outstanding. The Company has been notified by one of its primary banks, The Chase Manhattan Bank ("Chase"), that the consummation of the merger with Destination Retail Holdings Corporation. ("DRHC") may trigger defaults of certain covenants in its $4.4 million term loan agreement with the Company (which had an outstanding balance of $3.3 million at February 28, 1998). Additionally, the Company's other primary bank, Bank of Nova Scotia ("Scotia"), has agreed to extend its $4.5 million term loan agreement (with an outstanding balance of $3.4 million at February 28, 1998) to April 30, 1998. In connection with such extention, the Company was notified by Scotia that its decision to extend did not constitute acceptance or waiver of any potential breach of its loan agreement should the merger with DRHC be consummated as planned. The Company plans to negotiate a further extension of the Scotia term loan to the date of the merger, but no assurances can be given as to whether Scotia will grant such an extension. Representatives of the Company and DRHC have been in contact with Chase and Scotia to discuss these matters. The Company is in compliance with all other restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts.

                                                                   FORM 10-Q
                                                                   Page 8


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

5. EARNINGS PER SHARE

         The Company adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options (as calculated utilizing the "Treasury Method"). The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans which were anti-dilutive for the periods included in this report are as follows (in thousands):

                                       Three Month Ended   Nine Month Ended
                                       2/28/98    3/1/97   2/28/98   3/1/97
                                       -------    ------   -------   ------

Weighted average number of
  shares used in basic
  earnings per share
  calculation..........................8,494      8,461      8,473     8,460

Dilutive effects of options............  229         79        221        38

Weighted average number of
  shares used in diluted
  earnings per share
  calculation..........................8,723      8,540      8,694     8,498

Shares under option plans
  excluded in computation
  of diluted earnings per
  share due to anti-dilutive
  effects         .....................  256       550         256       750


6. ACCOUNTING FOR INCOME TAXES

         The Company follows the liability method of accounting for income taxes as set forth in Statement of Financial Accounting
Standards ("SFAS") No. 109, Accounting for Income Taxes.  Under

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


7.  OTHER ASSETS

         Other assets consist primarily of amounts related to non-competition agreements, rental deposits and the excess of cost over the fair market value of the net assets of the business acquired (goodwill). Amounts related to non-competition agreements are amortized over the lives of the respective agreements. Amounts related to goodwill are being amortized over periods of up to ten years. Accumulated amortization totaled approximately $572,000 and $340,000 at February 28, 1998 and May 31, 1997, respectively.

         The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews applicable assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of these assets by determining whether the amortization over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate commensurate with the risks involved. No such impairment existed as of February 28, 1998.


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


9.  ADVERTISING

         The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising expenses consist primarily of advertisements with local, regional and national travel magazines, which are produced on a periodic basis and distributed to visiting tourists, and fees paid for promotional "port lecturer" programs directed primarily at cruise ship passengers.


10.  COMMITMENTS AND CONTINGENCIES


Merger Agreement

         On February 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Destination Retail Holdings Corporation ("DRHC"), LSI Acquisition Corp. ("Sub"), Young Caribbean Jewellery Company Limited, Alliance International Holdings Limited and CEI Distributors, Inc. The Merger Agreement provides that Sub will be merged with and into the Company (the "Merger"), pursuant to which the holders of the issued and outstanding shares of the common stock, par value $.01 per share, of the Company will receive $8.10 in cash per share. The consummation of the Merger is subject to certain conditions, including, among others, approval by the Company's stockholders. The Board of Directors of the Company has unanimously approved the Merger Agreement and has scheduled a Special Meeting of Stockholders on May 8, 1998 in Boston, Massachusetts to request stockholder approval of the Merger Agreement. In connection with the Special Meeting of Stockholders, the Company mailed proxy materials to the stockholders of the Company on or about April 3, 1998.

                                                                 FORM 10-Q
                                                                 Page 11


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


The Company's Relationship with Rolex


         The Company typically orders and receives products from Montrex Rolex, S.A. and its affiliates (collectively, "Rolex") during most months of the year. Since the last shipment of Rolex products in January, 1998, Rolex has suspended shipments of its products to the Company and has orally informed the Company that it will continue to suspend all shipments unless and until the Merger Agreement with Destination Retail Holdings Corp. ("DRHC") is terminated. In that regard, the Company has received copies of correspondence from Rolex to DRHC, which indicate that Rolex does not believe it would be in its best interest to begin a business relationship with DRHC.

         The Company believes that the loss of any major supplier, including Rolex, could adversely affect the Company's results of operations. Sales of Rolex watches accounted for 24%, 23% and 25% of the Company's sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. In order to mitigate the impact on sales during fiscal 1998 of the suspension of shipments of Rolex products, the Company has redistributed Rolex products from lower traffic stores to higher traffic stores. There can be no assurances that Rolex will resume shipments of its products in the future or that the effect on the Company's sales will be mitigated by such redistribution efforts.


EMPLOYEE DEFALCATION

         In July 1997, management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company for the fiscal year ended May 31, 1997. As a result, the Company engaged Arthur Andersen LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation occurred during the 1997 fiscal year. The employee was able to circumvent existing internal controls largely due to lapses in appropriate segregation of duties

                                                                  FORM 10-Q
                                                                  Page 12


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


regarding cash deposits and disbursements, inter-bank transfers and bank account reconciliations. These lapses in the segregation of such duties were further exacerbated by the resignation of the Company's Assistant Treasurer on February 28, 1997, which office was not filled until April 29, 1997. Two individuals, one of whom was an employee of the Company, were arrested on February 10, 1998 in connection with this defalcation and charged with embezzlement and misappropriation of the property of the Company.

         The estimated loss of approximately $2.4 million was classified as Selling, general and administrative expense in the consolidated financial statements for the fiscal year ended May 31, 1997. SG&A for the three and nine month periods ended March 1, 1997 include $935,000 and $1.7 million respectively, of defalcation loss expense.

         The Company has insurance coverage with a maximum claim limitation of $1,000,000 (less a $25,000 deductible). A claim for the full amount of the loss has been submitted and an interim payment of $305,000 has been received by the Company. The Company also intends to seek full restitution from the charged individuals, however, the Company does not know what, if any, of the funds are still in the possession of such individuals. The Company has, to date, received $65,000 in restitution from the employee. In addition to pursuing criminal charges, the Company commenced civil proceedings against the two individuals on March 12, 1998 in an effort to reclaim any such funds. The Company also has received $305,000 from its insurance carrier as partial settlement of its claim. Recoveries relating to these losses are recorded as credits to Selling, general and administrative expense in the periods received.


HURRICANE DAMAGE

         In September 1995, Hurricanes Luis and Marilyn inflicted damage to several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. As of November 20, 1996, all stores had reopened.

                                                                FORM 10-Q
                                                                Page 13


                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (unaudited)


         The Company has settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with this final settlement, the Company received approximately $13.4 million in property and business interruption insurance proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing fiscal 1997 lost profits for a store in Marigot that was not reopened until November 1996, was recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996. In the nine month period ended March 1, 1997, the Company recorded $560,000 as business interruption insurance proceeds.

                                                                  FORM 10-Q
                                                                  Page 14

PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations



RESULTS OF OPERATIONS


NET SALES

         Net sales for the third quarter ended February 28, 1998 were $34.9 million or 7.1% higher than net sales of $32.6 million for the corresponding period last year. Net sales of $76.3 million for the nine month period ended February 28, 1998 were 15.7% higher than net sales of $66.0 million for the corresponding period last year.

         Net sales for the stores which were open for the full three month period this year and last year improved to $33.4 million or 5.6% from $31.6 million last year. Net sales of $72.1 million for stores which were open for the full nine month period this year and last year increased 11.4% from net sales of $64.7 million for the corresponding period last year.

         Management attributes these improvements to an increase in tourism in the Caribbean, improved sales in Alaska, concentration on core product lines and suppliers and the Company's aggressive promotional programs directed toward Caribbean cruise ships, hotels and resorts.


GROSS PROFIT

         Gross profit as a percentage of net sales during the three and nine month periods ended February 28, 1998 were 43.0% and 42.9%, respectively, compared to the three and nine month periods ended March 1, 1997 of 44.4% and 44.0%, respectively. Management attributes the decline in gross margin percentage to clearance markdowns to liquidate discontinued product lines and the effect of relative changes in the sales mix between the this year and last year periods.

                                                                FORM 10-Q
                                                                Page 15

PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A increased 9.7% to $12.4 million for the three month period ended February 28, 1998 from $11.3 million for the same period last year. As a percent to net sales, SG&A increased to 35.4% for the quarter ended February 28, 1998 from 34.5% for the corresponding quarter last year. SG&A increased 9.0% to $29.7 million for the nine month period ended February 28, 1998 from $27.2 million for the corresponding period last year. As a percent to net sales, SG&A decreased to 38.9% for the nine month period this year from 41.3% for the corresponding period last year. The dollar increases for both periods this year are primarily due to new stores in St. Lucia and in Skagway, Alaska, and non-recurring professional fees of approximately $1.6 million for the three month period and $2.2 million for the nine month period ended February 28, 1998, which are primarily related to the Company's strategic planning efforts. The three and nine month periods last year include $935,000 and $1.7 million respectively, of defalcation loss expense. The percent to sales decrease is primarily due to the effect of the sales increases on fixed expenses.


THE COMPANY'S RELATIONSHIP WITH ROLEX

         The Company typically orders and receives products from Montrex Rolex, S.A. and its affiliates (collectively, "Rolex") during most months of the year. Since the last shipment of Rolex products in January, 1998, Rolex has suspended shipments of its products to the Company and has orally informed the Company that it will continue to suspend all shipments unless and until the Merger Agreement with Destination Retail Holdings Corp. ("DRHC") is terminated. In that regard, the Company has received copies of correspondence from Rolex to DRHC, which indicate that Rolex does not believe it would be in its best interest to begin a business relationship with DRHC.

         The Company believes that the loss of any major supplier, including Rolex, could adversely affect the Company's results of operations. Sales of Rolex watches accounted for 24%, 23% and 25%

                                                               FORM 10-Q
                                                               Page 16

PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


of the Company's sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. In order to mitigate the impact on sales during fiscal 1998 of the suspension of shipments of Rolex products, the Company has redistributed Rolex products from lower traffic stores to higher traffic stores. There can be no assurances that Rolex will resume shipments of its products in the future or that the effect on the Company's sales will be mitigated by such redistribution efforts.


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

         Two individuals, one of whom was an employee of the Company, were arrested on February 10, 1998 in connection with this defalcation and charged with embezzlement and misappropriation of the property of the Company. The Company will continue to pursue all possible remedies to the fullest extent of the law in the prosecution of these two individuals and any other persons determined to be involved in the theft. The estimated loss of approximately $2.4 million has been classified as SG&A in the consolidated financial statements for the fiscal year ended May 31, 1997. For the three and nine month periods ended March 1, 1997, the estimated defalcation losses of $935,000 and $1.7 million, respectively, have been included in general and administrative expense in the accompanying consolidated statements of income.

                                                               FORM 10-Q
                                                               Page 17

PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


         The Company has insurance coverage which calls for a maximum claim limitation of $1,000,000 (with a $25,000 deductible). A claim for the full amount of the loss has been submitted and an interim payment of $305,000 has been received by the Company. The Company also intends to seek full restitution from the charged individuals, however, the Company does not know what, if any, of the funds are still in the possession of such individuals. To date, the Company has received $65,000 in restitution from the employee. In addition to pursuing criminal charges, the Company commenced civil proceedings against the two individuals on March 12, 1998 in an effort to reclaim any such funds. Recoveries relating to these losses are recorded as credits to Selling, general and administrative expenses in the periods received.


OTHER

         Net interest expense for the three month period ended February 28, 1998 was $481,000 compared to $398,000 in the corresponding period last year. For the nine month period, net interest expense was $1.3 million compared to $1.2 million in the corresponding period last year. These increases reflect higher average borrowings this year due to higher average inventories required to support increased sales.

         The Company's effective tax rates for the three and nine month periods ended February 28, 1998 were approximately 18%. For the three and nine month periods ended March 1, 1997, the effective tax rates were approximately 15% and 11%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations during the nine month period ended February 28, 1998 was $2.2 million, compared to $1.0 million for the corresponding nine month period last year. The increase in net cash provided by operations primarily reflects a smaller increase in Prepaid expenses and an increase in Other accrued income expenses and deferred income, compared to a decrease last year.

                                                                  FORM 10-Q
                                                                  Page 18

PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations


         The Company's working capital position as of February 28, 1998 increased to $32.0 million from $30.5 million at May 31, 1997. Current ratios were 2.3 and 2.5 as of the corresponding periods, respectively. Capital expenditures were approximately $944 thousand during the nine month period ended February 28, 1998, compared to $3.6 million during the corresponding period last year.

         The Company has available a total of $23.7 million in unsecured credit facilities, of which $9.8 million is available for borrowing. Approximately $4.2 million of the credit facilities is utilized to secure customs bonds and other bank guarantees required in the normal course of business. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. Outstanding borrowings against these credit facilities totaled approximately $9.7 million as of February 28, 1998. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of February 28, 1998, the Company had $6.7 million of term debt outstanding. The Company has been notified by one of its primary banks, The Chase Manhattan Bank ("Chase"), that the consummation of the merger with Destination Retail Holdings Corporation ("DRHC") may trigger defaults of certain covenants in its $4.4 million term loan agreement with the Company (which had an outstanding balance of $3.3 million at February 28, 1998). Additionally, the Company's other primary bank, Bank of Nova Scotia ("Scotia"), has agreed to extend its $4.5 million term loan agreement (with an outstanding balance of $3.4 million at February 28, 1998) to April 30, 1998. In connection with such extension, the Company was notified by Scotia that its decision to extend did not constitute acceptance or waiver of any potential breach of its loan agreement should the merger with DRHC be consummated as planned. The Company plans to negotiate a further extension of the Scotia term loan to the date of the merger but no assurances can be given as to whether Scotia will grant such an extension. Representatives of the Company and DRHC have been in contact with Chase and Scotia to discuss these matters. The Company is in compliance with all other restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company

                                                                  FORM 10-Q
                                                                  Page 19

PART I. FINANCIAL INFORMATION


ITEM 2.            Management's Discussion and Analysis
               of Financial Condition and Results of Operations



has available separate facilities for foreign exchange contracts. It remains management's expectation that funds available from operations and bank financing will be sufficient to fund operations and expansion for at least the next three years.


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

                                                                  FORM 10-Q
                                                                  Page 20



ITEM 3. Quantitative and Qualitative Disclosures about Market
            Risk

            None.



PART II.  OTHER INFORMATION



ITEM 1.   Legal Proceedings


         The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on the financial condition or results of operations of the Company.


ITEM 5.   Other Information


         On February 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Destination Retail Holdings Corporation ("DRHC"), LSI Acquisition Corp. ("Sub"), Young Caribbean Jewellery Company Limited, Alliance International Holdings Limited and CEI Distributors, Inc. The Merger Agreement provides that Sub will be merged with and into the Company (the "Merger"), pursuant to which the holders of the issued and outstanding shares of the common stock, par value $.01 per share, of the Company will receive $8.10 in cash per share. The consummation of the Merger is subject to certain conditions, including, among others, approval by the Company's stockholders. The Board of Directors of the Company has unanimously approved the Merger Agreement and has scheduled a Special Meeting of Stockholders on May 8, 1998 in Boston, Massachusetts to request stockholder approval of the Merger Agreement. In connection with the Special Meeting of Stockholders, the Company mailed proxy materials to the stockholders of the Company on about April 3, 1998.

                                                                FORM 10-Q
                                                                Page 21

PART II.  OTHER INFORMATION



ITEM 6.  Exhibits and Reports of Form 8-K

(a)      Exhibits

                  2.1 The Merger Agreement between the Company, Destination Retail Holdings Corporation, LSI Acquisition Corp., Young Caribbean Jewellery Company Limited, Alliance International Holdings Limited and CEI Distributors, Inc. is incorporated herein by reference to Exhibit
                           2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 1998.

                  3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to
                           Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1").


                  3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Form S-1 and the First Amendment to the Amended and Restated Bylaws of the Company is incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1997.


(b)      Reports on Form 8-K during the quarter ended February 28, 1998

                  1. On February 6, 1998, the Company filed a Current Report on Form 8-K announcing that it had entered into a Merger Agreement with DRHC and certain of its affiliates, and that the annual meeting of stockholders, previously scheduled for February 5, 1998, had been postponed pending stockholder approval of the Merger Agreement.

                                                                FORM 10-Q
                                                                Page 22


                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LITTLE SWITZERLAND, INC.


Date: April 14,1998                      /s/ Thomas S. Liston

                                         Thomas S. Liston
                                         Chief Financial Officer,
                                         Vice President and
                                         Treasurer