Form 10-K
period 1998-05-30
LITTLE SWITZERLAND INC/DE
filed 1998-08-28
CIK 875523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                   FORM 10-K

(Mark One)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended May 30, 1998

   [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [No fee required]

           For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER 0-19369


                            LITTLE SWITZERLAND, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   66-0476514
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    161-B CROWN BAY CRUISE SHIP PORT
       ST. THOMAS U.S.V.I. 00802                            00802
(Address of Principal Executive Offices)                  (Zip Code)

(Registrant's Telephone Number, Including Area Code)    (340) 776-2010

          Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 14, 1998, 8,624,202 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $3.25 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of August 14, 1998, was $27,947,407.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Little Switzerland, Inc. ("Little Switzerland" or the "Company") is a specialty retailer of luxury items. The Company operates 26 distinctively-designed retail stores on ten islands and Alaska and has eight franchise locations in the Bahamas. For a description of the Company's properties see
Item 2 "Property." The Company markets a wide selection of high quality products including watches, jewelry, crystal, china, fragrances, gifts and accessories. The Company is the exclusive retailer of certain brand name products on some islands. The Company's customers are primarily tourists from the United States.

    Little Switzerland was incorporated in the state of Delaware on May 23, 1991. On July 17, 1991, approximately 68% of the outstanding common stock, par value $.01 per share (the "Common Stock"), of Little Switzerland was sold in a public offering. L.S. Wholesale, Inc. ("L.S. Wholesale") and L.S. Holding, Inc. ("L.S. Holding") are wholly-owned subsidiaries of Little Switzerland. As of August 14, 1998, there were ten subsidiaries of L.S. Holding incorporated in various jurisdictions. L.S. Wholesale acts as purchasing agent for items sold by the Company's stores. The subsidiaries of L.S. Holding are as follows:

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

                        Little Switzerland (St. Lucia) Limited
                        St. Lucia, 1992

                        Little Switzerland (BVI) Limited
                        British Virgin Islands, 1993

                        L.S. Holding (USA), Inc.
                        Ketchikan, Alaska, 1994

                        World Gift Imports (Barbados) Limited
                        Barbados, 1996

    The Company's executive offices are located at 161-B Crown Bay Cruise Ship Port, St. Thomas, U.S.V.I. 00802, and its telephone number is (340) 776-2010. The terms "Little Switzerland" and the "Company" as used in this Annual Report include, where the context so requires, its subsidiaries.

    As used throughout this report on Form 10-K, the terms fiscal 1998, 1997 and 1996 refer to the Company's twelve month periods ended May 30, 1998, May 31, 1997 and June 1, 1996, respectively.

MERCHANDISING

    High-Quality Merchandise.  Little Switzerland offers high-quality
    ------------------------
merchandise generally available in the world's finest stores and, on some islands, is the exclusive retailer of certain brand name products. The Company sells internationally renowned product lines such as Rado, Omega, Tag-Heuer, Breitling and Cartier watches, Baccarat, Waterford, Lalique and Swarovski crystal and Rosenthal, Lladro and Herend china gifts.

    Presentation of Merchandise.  The Company places particular emphasis on
    ---------------------------
effective marketing and merchandise presentation through well-designed stores situated in prime retail locations. The layout, fixtures and upscale presentation of merchandise create an inviting and relaxed atmosphere which is conducive to shopping for luxury items. Superior customer service is a high priority, and a knowledgeable and courteous sales staff is available to assist customers.

    Availability of Merchandise.  Little Switzerland's customers are tourists
    ---------------------------
who may be staying in one location only a short time. Often they travel as couples or families and while on vacation they find time to shop. To meet the demands and interests of these tourists, the Company stocks a broad selection of luxury products and carries a significant inventory so that most items offered by a particular store are available for immediate delivery.

    Name Recognition.  Little Switzerland enjoys excellent name recognition in
    ----------------
the United States and locally in the Caribbean. It has an established reputation for providing a wide variety of high-quality product lines, and its stores are recognized as desirable places to purchase luxury products.

PRODUCT LINES

    The principal product lines offered by the Company are watches, jewelry, crystal, china, fragrances, gifts and accessories.

    Watches.  The most significant product line for Little Switzerland is
    -------
watches. Sales of watches comprised approximately 47%, 44% and 43% of sales in fiscal 1998, 1997 and 1996, respectively. The primary watch lines marketed by Little Switzerland during the last three fiscal years included such quality brand names as Rolex, Rado, Omega, Raymond Weil, Cartier, Tag-Heuer, Breitling, Citizen and Tissot, prices for which generally range from $200 to $30,000. Historically, the Company was the exclusive authorized retailer for Rolex watches on the islands on which the Company operates. Following the execution of the Agreement and Plan of Merger, dated as of February 4, 1998 (the "Merger Agreement"), with Destination Retail Holdings Corporation ("DRHC") and certain of its affiliates, Rolex suspended shipments of its products to the Company because Rolex indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. Following termination of the Merger Agreement, on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through Little Switzerland's stores. Sales of Rolex watches accounted for 26%, 24% and 23% of the Company's sales in fiscal 1998, 1997 and 1996, respectively. Rolex is the only manufacturer whose products accounted for more than 10% of the Company's sales in any of the last three fiscal years. In order to mitigate the impact on sales of the loss of Rolex products, the Company is actively exploring opportunities for expanding existing, and adding new, world class product lines in both watches and jewelry. In connection with these efforts, the Company has added Movado, Baume & Mercier and Mont Blanc time pieces to its watch lines and is expanding the number of stores carrying Breitling products. In addition, the Company is increasing the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher priced fashion merchandise, including diamond, tanzanite, pearls and pearl accent classifications. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Recent Developments--Rolex."

    Jewelry.  The second most significant product line for Little Switzerland is
    -------
jewelry. Most of the jewelry is produced by international manufacturers and sales of such items accounted for 27%, 27% and 24% of sales in fiscal 1998, 1997 and 1996, respectively. Jewelry items include rings, earrings, bracelets, necklaces, pendants and charms, which generally range in price from $100 to $5,000.

    Crystal, China, Gifts and Flatware.  The Company sells numerous lines of
    ----------------------------------
crystal, china, gifts and flatware, including Baccarat, Lalique, Swarovski, Goebel, Waterford, Orrefors, Kosta Boda, Daum, Lladro, Herend, Portmeirion, Christofle and Rosenthal, prices for which generally range from $20 to $3,000. Sales of this product category accounted for 16%, 17% and 22% of sales in fiscal 1998, 1997 and 1996, respectively.

    Fragrances and Accessories.  Little Switzerland carries in excess of 90
    --------------------------
fragrance lines, including Yves Saint-Laurent, Estee Lauder, Chanel, Calvin Klein, Guerlain and Christian Dior, prices for which generally range from $15 to $150. The Company also offers leather lines including Paloma Picasso, Versace and Bally, and writing instruments from Mont Blanc.

PRICING

    Little Switzerland seeks to price its merchandise at levels which compare favorably to prices generally available for the same products in the United States. The cost of much of the inventory purchased by the Company is often lower than the cost to retail stores in other markets because the Company is not required to pay a duty or tariff on most incoming products in the Caribbean. In addition, Little Switzerland can offer price advantages because inventory purchases are generally directly from manufacturers and large quantities are purchased at the same time for multiple store locations. Within the Caribbean, there are no sales taxes in the jurisdictions in which the Company operates. In addition, tourists from the United States may bring certain amounts of merchandise home from the Caribbean duty-free. The Company regularly monitors prices available for comparable merchandise in the United States and adjusts pricing structures to maintain Little Switzerland's competitive advantage.

    Little Switzerland makes manufacturers' warranties available to its customers and generally accepts the return of merchandise within 30 days of its purchase. Merchandise returns historically have been nominal.

PURCHASING AND DISTRIBUTION

    Little Switzerland purchases its merchandise from suppliers worldwide. The Company has developed long-term relationships with a number of its key suppliers. The Company believes that these relationships are an important factor in its success and have enabled it to become the exclusive authorized retailer of certain important brands of merchandise on certain islands. Most of these exclusive relationships are not based on binding agreements with suppliers, but rather are based on factors such as the Company's effective representation of product lines, its prompt payment for inventory and the suppliers' long-standing relationships with the Company. The Company believes that the loss of any major supplier could adversely affect the Company's results of operations.

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

    Little Switzerland merchandise is shipped by vendors to four distribution centers owned by the Company which supply the stores in their respective region.

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

EMPLOYEES

    As of May 30, 1998, Little Switzerland employed approximately 500 people. The number of employees, including the number of sales personnel, varies from season to season based on the Company's needs. Currently, the Company has no collective bargaining agreements and has never experienced a work stoppage. In February 1995, the employees of the Company's subsidiary in St. Maarten, Netherlands Antilles voted to be represented by a local labor union. The Company engaged in negotiations with the union but no collective bargaining agreement was consummated. The Company considers relations with its employees to be good.

    Since August, 1998, the Company has experienced certain management changes. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Management Changes." In addition to these changes, on August 25, 1998, Michael M. Poole joined the Company as its Vice President, General Merchandise Manager. Mr. Poole brings more than 30 years of jewelry and watch retailing experience to this position.

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

    On the basis of its current operating plan, the Company anticipates that its cash flow from operations together with funds available from bank financing will be sufficient to fund its operations and expansion for the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

    The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean. The peak selling season in the Caribbean runs from late fall through spring. The peak selling season in Alaska runs from late spring through the summer. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Since the Company has less cash available from operations in the off-season, it may be required to borrow to finance its build-up of inventory and any expansion of Company operations. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Seasonality."

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

OTHER MATTERS

    Foreign and Domestic Operations.  See Note 2 of Notes to Consolidated
    -------------------------------
Financial Statements.

    Environmental.  In the opinion of Little Switzerland, compliance with
    -------------
current laws and regulations pertaining to the environment, health and safety has not materially affected its business or financial condition and will not do so in the foreseeable future.

    Customers.  Little Switzerland is not dependent upon any single customer or
    ---------
upon any single group of customers, the loss of which would have a material effect on Little Switzerland.

    Patents and Trademark.  Little Switzerland holds a number of licenses,
    ---------------------
trademarks and trade names. None of the foregoing is believed to be material to Little Switzerland.

    Other.  Little Switzerland does not have significant research and
    -----
development expenditures.

    Little Switzerland does not have significant backlog of orders and inventory. Little Switzerland must carry adequate inventory to enable tourists to receive immediate delivery of items.

    Little Switzerland does not have any business under government contract.

ITEM 2. PROPERTY

    Little Switzerland's 26 stores are all situated in prime retail locations. The Company owns its facility in Philipsburg, St. Maarten and leases the 25 other stores it operates. Most of its stores are free-standing. In addition to approximately 68,000 square feet of selling space, the Company has approximately 33,000 square feet of warehouse space, 11,000 square feet of which is at the Company's main warehouse on St. Thomas. The Company owns the building which houses its headquarters and warehouse on St. Thomas and leases the underlying real property from the Virgin Islands Port Authority under a ten-year ground lease, which expires in April, 2000. The ground lease is subject to two five-year renewal terms and may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements. The Company anticipates that in most cases retail space for new stores opened or acquired will be leased. This arrangement provides the Company not only with greater flexibility in selecting prime retail locations for its stores, but also allows the Company to utilize its capital to more effectively design and decorate its stores with quality furnishings commensurate with the prestigious image the Company maintains.

    Little Switzerland also has eight franchise locations in the Bahamas. In return for the use of the Little Switzerland name and the services provided by Little Switzerland, the Company receives a minimum annual franchise fee of $100,000. The franchise agreement pursuant to which these locations are maintained has been terminated effective as of November 1, 1998.

ITEM 3. LEGAL PROCEEDINGS

    On June 10, 1998, the Company filed a civil action in the United States District Court for the District of Delaware (Civil Action No. 98-315-SLR) against DRHC, Stephen Crane, DRHC's controlling shareholder, Young Caribbean Jewellery Company Limited, a Cayman Islands corporation, Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. The Company alleges breach of the Merger Agreement among the Company, DRHC and certain affiliates of DRHC and also alleges claims of misrepresentation and civil conspiracy, among
other causes of action.   The Company is seeking monetary damages, including,
without limitation, consequential damages relating to harm to its business.

    On July 15, 1998, the defendants moved to dismiss the Complaint on the grounds that the court lacks subject matter jurisdiction over the claims. In addition, Mr. Crane moved to dismiss the Complaint on the grounds that the court lacks personal jurisdiction over him. The court has now ruled that the Company may pursue certain discovery before responding to these motions and the parties are currently engaging in such discovery. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Recent Developments--Litigation Against DRHC."

    On March 11, 1998, the Company filed a civil action in the Territorial Court of the Virgin Islands (Civil Action No. 98-229) against Lorraine Quetel, a former employee of the Company, Lydia Magras and Bon Voyage Travel, Inc. The Company alleges that such parties were involved in the employee defalcation that management believes occurred during the Company's fiscal year ended May 31, 1997. The Company is seeking a preliminary injunction and damages against the former employee and the other parties allegedly involved in the theft against the Company. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Recent Developments--Employee Defalcation Loss."

    The Company is involved in various other legal proceedings which, in the opinion of management, will not result in a material adverse effect on the financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended May 30, 1998.

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

                                                High       Low
                                             ---------  ----------
    Fiscal Year ended May 30, 1998
-------------------------------------------

    Quarter ended August 30, 1997             7 3/8      5 5/8
    Quarter ended November 29, 1997           7          6
    Quarter ended February 28, 1998           7 27/32    6
    Quarter ended May 30, 1998                8          5 7/16

    Fiscal Year ended May 31, 1997
-------------------------------------------

    Quarter ended August 30, 1996             5 3/4      4
    Quarter ended November 29, 1996           5 1/2      4 1/4
    Quarter ended February 28, 1997           5 1/8      4 7/16
    Quarter ended May 31, 1997                6 3/8      4 1/4

    The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

    On August 14, 1998, there were 132 holders of record of the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

    Little Switzerland has not sold any securities within the past three years that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                Year Ended
                                       -------------------------------------------------------------
                                         May 30,      May 31,      June 1,     May 31,     May 31,
                                          1998          1997         1996        1995        1994
                                       -----------  ------------  ----------  ----------  ----------
INCOME STATEMENT DATA:
Net sales                              $100,368     $88,314       $62,895     $72,240     $64,312
Operating income (loss)                $ (1,165)    $ 2,661       $ 1,666     $ 4,736     $ 5,221
Income (loss) before                   $ (3,568)    $ 1,159       $   915     $ 3,694     $ 4,098
 cumulative effect of change
 in accounting principle
Net income (loss)                      $ (3,803)    $ 1,159       $   915     $ 3,694     $ 4,098
                                       ========     =======       =======     =======     =======

Basic and diluted earnings             $  (0.42)    $  0.14       $  0.11     $  0.44     $  0.49
 (loss) per share before
 cumulative effect of
 change in accounting principle (1)
Basic and diluted earnings
 (loss) per share (1)                  $  (0.45)    $  0.14       $  0.11     $  0.44     $  0.49
                                       ========     =======       =======     =======     =======
BALANCE SHEET DATA:
Total assets                           $ 77,151     $77,391       $77,877     $58,446     $52,869
Long-term debt                         $  3,894     $ 6,119       $ 8,068           -           -

OPERATING DATA:
Gross profit margin                        42.5%       43.7%         42.5%       42.8%       44.1%
Operating income (loss) margin            (1.2)%        3.0%          2.7%        6.6%        8.1%
Stores open at period end (2)                26(4)       27(5)         27(6)       24(7)       23(8)
Comparable store net sales
 (decrease) increase (3)                    8.7%      (14.3%)(9)     17.3%        4.1%        0.6%

______________________
(1) See Note 2 of Notes to Consolidated Financial Statements.
(2) In addition to the stores described, the Company's franchisee, Solomon Brothers Ltd., currently has eight stores in the Bahamas which are operated pursuant to a franchise agreement entered into in fiscal 1988. This franchise agreement has been terminated effective as of November 1, 1998.
(3) Comparable store sales are calculated using sales of stores which were open for the full period.
(4) In fiscal 1998, the Company closed one store in Aruba for renovation.
(5) In fiscal 1997, the Company opened a new Little Switzerland store on the island of St. Lucia and in Skagway, Alaska. Also, it closed a Little Treasures store in Curacao and its accessories store in Aruba.
(6) In fiscal 1996, the Company opened two new stores in Aruba and one in Juneau, Alaska. In addition, it acquired two stores previously operating under the name "Louis Bayley" on the island of Barbados. It also closed its American Yacht Harbor and Little Treasures stores on St. Thomas.
(7) In fiscal 1995, the Company opened a new Little Switzerland store on the island of St. Martin on the French side and in Ketchikan, Alaska. Also, it closed one store in St. Thomas due to the expiration of its lease.
(8) In fiscal 1994, the Company opened two "Little Treasures" stores in Curacao and St. Thomas, a Little Switzerland store in St. Thomas and reopened a Little Switzerland store in Aruba which had been closed since November 1992 due to remodeling of the hotel in which it is located. In April 1994, the Company acquired "La Parfumerie", a fragrance store in Antigua.
(9) This decrease was primarily the result of forced store closures due to damage to several of the Company's stores caused by Hurricanes Luis and Marilyn. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Fiscal 1997 Compared to Fiscal
    1996."

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

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the frequency of tourist visits to the locations where the Company maintains retail stores, (ii) the Company's ability to retain relationships with its major suppliers of product for resale, (iii) the Company's ability to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, (iv) weather in the Company's markets, (v) actions of the Company's competitors and the Company's ability to respond to such actions, (vi) economic conditions that affect the buying patterns of the Company's customers and (vii) availability of new tourist markets for expansion. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

    The following represents the components of operating results for the three years ended:

                                                 Fiscal Year Ended
                                       -------------------------------------
                                       May 30,        May 31,        June 1,
                                         1998           1997           1996
                                       --------  ------------------  --------
Net sales                                100.0%        100.0%         100.0%
Cost of sales                             57.5          56.3           57.5
                                         -----          -----          -----
Gross profit                              42.5          43.7           42.5
Selling, general and administrative       43.7          41.3           47.3
 expenses
Gain on insurance proceeds                  --          (0.6)          (7.5)
                                         -----          -----          -----
Operating Income (Loss)                   (1.2)          3.0            2.7
Interest expense, net                      1.5           1.7            0.9
                                         -----          -----          -----
Income (Loss) before Provision            (2.7)          1.3            1.8
  for Income Taxes
Provision for Income Taxes                 0.9            --            0.3
                                         -----          -----          -----
Net Income (Loss) before Cumulative       (3.6)           --             --
  Effect of Change in Accounting
  Principle

Cumulative Effect of Change in
  Accounting Principle                    (0.2)           --             --
                                         -----          -----          -----

Net (Loss) income                        (3.8)%          1.3%           1.5%
                                         =====          =====          =====

RECENT DEVELOPMENTS

Employee Defalcation Loss
-------------------------

    In July, 1997 management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation occurred during fiscal 1997. The employee was able to circumvent existing internal controls largely due to lapses in appropriate segregation of duties regarding cash deposits and disbursements, inter-bank transfers and bank account reconciliations. This lapse in the segregation of such duties was further exacerbated by the resignation of the Company's Assistant Treasurer on February 28, 1997, which office was not filled until April 29, 1997. Two individuals, one of whom was an employee of the Company, were arrested on February 10, 1998 in connection with this defalcation and charged with embezzlement and appropriation of the property of the Company. Lorraine Quetel, the former employee, has pled guilty to the embezzlement of $1.85 million. The criminal action against Lydia Magras is still pending.

    The estimated loss of approximately $2.4 million has been classified as a general and administrative expense in the consolidated financial statements for the fiscal year ended May 31, 1997. As a result of the charge, the Company filed amended financial statements on Form 10-Q for each of the quarters within fiscal 1997. Accordingly, the comparative consolidated statements of income for the three month period ended November 30, 1996 reflect a net loss of $560,000 or $0.07 per share, including a charge to administrative expense of $481,000 which, after tax, negatively impacted net income and earnings per share by $394,000 and $.05, respectively. For the six month period ended November 30, 1996, the comparative consolidated statements of income reflect a net loss of $1.3 million or $0.16 per share, including a charge to administrative expense of $758,000 which, after tax, negatively impacted net income and earnings per share by $621,000 and $0.08, respectively.

    The Company has insurance coverage which calls for a maximum claim limitation of $1,000,000. A claim for the full amount of the loss has been submitted and payment of the $1,000,000 has been received. The amount of insurance recovery from its insurance carrier relating to these losses has been reflected in the selling, general and administrative expenses in the accompanying consolidated financial statements for the year ended May 30, 1998. To date, the Company has received $65,000 in restitution from the employee. On March 11, 1998, the Company filed a civil action against the employee and certain other parties alleged to be involved in the defalcation seeking full restitution from such parties, however, the Company does not know what, if any, of the funds are still in the possession of the employee and such other parties. See Item 3 "Legal Proceedings."

    Although the Company continues to work to improve its accounting and reconcilation methods, since the defalcation, certain of these methods have been revised to improve monitoring of the Company's systems. For example, the Company's accounting system has been revised to facilitate the closer monitoring of detail transactions, so that each separate transaction is posted rather than posting totals by category. In addition, the Company's Treasury and Accounting staffs have been increased and their functions upgraded and reorganized in an attempt to provide adequate segregation of duties and more timely bank account reconciliations. Accordingly, unlike at the time of the defalcation, no one person has control over cash deposits and disbursements, inter-bank transfers and bank account reconciliations. As part of its sales audit, the Company also has begun reconciling cash register deposits for each of its stores. As an additional check on the system, a new cash flow report is prepared daily and reviewed by management of the Company. This cash flow report sets forth, for each day, the bank balance, the book balance, disbursements, transfers and float (i.e., checks outstanding against the Company's credit line).

Merger Transaction
------------------

    In the fall of 1997, the Board of Directors of the Company decided to explore various strategic alternatives, including potential business combinations with third parties. In this regard, the Company, through its financial advisor, Wasserstein Perella & Co., Inc., conducted a controlled sales process to determine the interest of third parties in acquiring the Company. As part of this process, the Company engaged in discussions with DRHC as well as other third parties concerning a potential sale of the Company. Following extensive negotiations, the Company entered into the Merger Agreement, dated as of February 4, 1998, with DRHC and certain of its affiliates, pursuant to which DRHC would acquire all of the issued and outstanding shares of the Common Stock of the Company at the effective time of the proposed merger for $8.10 per share in cash. As required under the Merger Agreement, the Board of Directors scheduled a Special Meeting of Stockholders for May 8, 1998 to request stockholder approval of the Merger Agreement. In connection with the Special Meeting of Stockholders, the Company mailed proxy materials to the stockholders of the Company on April 3, 1998.

    On May 4, 1998, the Company announced that it had received correspondence from DRHC's counsel indicating that DRHC's financing commitment letters from Donaldson Lufkin & Jenrette, Inc. and DLJ Bridge Finance, Inc. (collectively, "DLJ") had terminated on April 30, 1998 in accordance with their terms and that DLJ, at that particular time, did not intend to extend or renew the commitment letters. On May 8, 1998, following stockholder approval of the proposed merger, the Company notified DRHC that the Company had satisfied all of the conditions to the Merger Agreement and informed DRHC that it was prepared to close the proposed merger at that time. In response, DRHC informed the Company that it was not yet prepared to close the proposed merger, indicated that it did not have the financing necessary to consummate the proposed merger and requesting an extension of between 90 and 120 days. On May 21, 1998, the Company announced that it had received a second request by DRHC for a ninety day extension in exchange for certain limited concessions. In response, the Company indicated that it was prepared to grant a two week extension in exchange for DRHC's acknowledgment that all conditions to the merger had been satisfied and the concessions offered by DRHC. Although, the Company had the contractual right to terminate the Merger Agreement, the Company continued to work diligently with DRHC and its representatives to understand the structure, timing and likelihood of Destination's financing. In connection with the extension negotiations, DRHC repeatedly refused to provide the Company with financial or other form of security or to reimburse the Company's merger-related expenses going forward in exchange for the Company granting an extension. As a result of its diligence and these negotiations, it became clear to the Board of Directors that it was highly unlikely that DRHC would be able to raise the funds necessary to consummate the proposed merger. On June 9, 1998, the Company terminated the Merger Agreement because of DRHC's inability to raise the financing necessary to consummate the proposed merger.

Litigation Against DRHC
-----------------------

    As a result of the Company's losses associated with the termination of the Merger Agreement, on June 10, 1998 the Company filed a civil action in the United States District Court for the District of Delaware (Civil Action No. 98-315-SLR) against DRHC, Stephen Crane, DRHC's controlling stockholder, and certain of DRHC's affiliates. The Company alleges breach of the Merger Agreement and also alleges claims of misrepresentation and civil conspiracy, among other causes of action. The Company is seeking monetary damages, including, without limitation, consequential damages relating to harm to its business.

    On July 15, 1998, the defendants moved to dismiss the Complaint on the grounds that the court lacks subject matter jurisdiction over the claims. In addition, Mr. Crane moved to dismiss the Complaint on the grounds that the court lacks personal jurisdiction over him. The court has now ruled that the Company may pursue certain discovery before responding to these motions and the parties are currently engaging in such discovery.

Rolex
-----

    Prior to entering into the Merger Agreement with DRHC, the Company was the exclusive authorized retailer for Rolex watches on the islands on which the Company operates. Following the execution of the Merger Agreement with DRHC, Rolex suspended shipments of its products to the Company because Rolex indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. The Company received its last shipment of Rolex products in January, 1998. Following the termination of the Merger Agreement, on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through Little Switzerland's stores. Sales of Rolex watches accounted for 26%, 24% and 23% of the Company's sales in fiscal 1998, 1997 and 1996, respectively. The Company believes that the loss of Rolex will have a material adverse effect on the Company's results of operations for the fiscal year ending May 29, 1999 and beyond. In order to mitigate the impact on sales of the loss of Rolex as a supplier, the Company is actively exploring opportunities for expanding existing, and adding new, world class product lines in both watches and jewelry. See Item 1 "Business--Product Lines--Watches." There can be no assurances that the Company's actions in replacing Rolex products with new or expanded watch and jewelry products will be successful or that the sales of these new or expanded products will reduce the effect of the loss of Rolex as a supplier on the Company's sales.

Management Changes
------------------

    On August 14, 1998, the Company announced the resignation of John E. Toler, Jr., the President and Chief Executive Officer of the Company, effective August 31, 1998. At the request of the Company's Board of Directors, Mr. Toler will remain a director of the Company until the next stockholders' meeting. Mr. Toler's decision to resign was motivated by his as well as his wife's desire to return to the continental United States. The Company has commenced the selection process for a new President and Chief Executive Officer, and will hire a nationally recognized executive search firm to assist in this process. The Board of Directors appointed C. William Carey as Acting Chief Executive Officer until such time as a successor President and Chief Executive Officer is identified. In connection with accepting this interim position, Mr. Carey has resigned as the Chairman of the Board of Directors, effective September 1, 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for the fiscal year ended May 30, 1998 were $100.4 million, an increase of $12.1 million or approximately 13.7% from $88.3 million in fiscal 1997. Sales for stores open in all of fiscal 1998 and 1997 increased $7.2 million or 8.7% from $82.7 million in fiscal 1997 to $89.9 million in fiscal 1998. The increase in total Company sales and comparable store sales is attributed to an especially strong sales performance in the watch and jewelry classifications resulting from more focused assortments and maintaining a much better "in-stock" position in core suppliers as compared to fiscal year 1997. All of the Company's market areas experienced sales growth during fiscal year 1998 with the Virgin Islands, St. Maarten/St. Martin, Antigua and Alaska reporting strong double digit gains.

    Gross profit margin decreased from 43.7% of net sales in fiscal 1997 to 42.5% of net sales in fiscal 1998. Management attributes the reduction in gross margin of 1.2% to the significant growth of the watch category which generates lower margins and the impact of lower margins realized in the Alaska market. In addition, inventory reductions continued in the china, crystal, gift and accessory categories for repositioning purposes.

    Selling, general and administrative expenses ("SG&A") for the year ended May 30, 1998 increased 20% from $36.5 million in fiscal 1997 to $43.8 million in fiscal 1998. The increase is due primarily to $2.7 million in charges incurred as the result of the failed merger with DRHC (see "--Merger Transaction"), and a $2.5 million non-cash charge resulting from the Company's recognition of impaired asset values related to the goodwill at the World Gift Import (Barbados) Limited subsidiary. Also contributing to the increased expenses were charges associated with the employee defalcation of $0.6 million. See "-- Employee Defalcation Loss."

    In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all costs associated with the preopening, preoperating and organization activities to be expensed as incurred. The Company has elected to adopt SOP 98-5 during fiscal 1998. As required by SOP 98-5, the Company has recorded a one-time non-cash charge of approximately $0.2 million (net of applicable tax) to expense previously capitalized start-up costs. This charge has been classified in the accompanying consolidated financial statements for fiscal year ended May 30, 1998 as a cumulative effect of a change in accounting principle.

    Net interest expense remained at $1.5 million in fiscal 1998 which was consistent with the Company's average short term borrowing used to acquire additional inventory to support the Company's sales growth. The weighted average interest rate was 7.9% in fiscal 1997 compared to 8.1% in fiscal 1998.

    The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 3.7% to 42%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly-owned subsidiary, L.S. Wholesale which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended. Under an agreement which expires at the end of August, 1998 (subject to renewal), L.S. Wholesale benefits from a lower tax rate on its income earned outside the U.S. Virgin Islands, which is taxed at a rate of 3.74%. The lower tax rate had the effect of increasing earnings per share by $0.22 in fiscal year 1998 and $0.12 in fiscal year 1997. The Company has submitted its application for renewal of benefits, and anticipates that it will be notified with respect to the renewal sometime during the second quarter of fiscal 1999. If the renewal is granted, then the lower tax rate will be applied retroactively to the end of August, 1998. The Company anticipates that the agreement will be renewed at the same or less favorable benefit. It, however, has no assurance at this time that such a renewal will be granted. If it is not renewed, all of the Company's U.S.V.I. based income will be taxed at the statutory rate of 37.4%. The Company's effective tax rate was 31.9% and 0.0% in the fiscal years ended May 30, 1998 and May 31, 1997, respectively.

    The Company utilizes software and related technologies throughout its business that may be affected by the "Year 2000 problem," which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to recognize and process date sensitive information properly as of and subsequent to January 1, 2000. An internal study has been completed resulting in an action plan which is designed to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company believes that this plan provides for modifications or replacements that will be accomplished in time to minimize any detrimental effects on operations. While it is not possible to give an accurate estimate of the cost of this work, the Company expects that such costs will not be material to its results of operations in one or more fiscal quarters or years, and these costs will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. System maintenance or software modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

    Gross profit margin improved from 42.5% of net sales in fiscal 1996 to 43.7% of net sales in fiscal 1997. Management attributes this improvement to the stronger US dollar measured against European currencies partially offset by the impact on margins of certain inventory liquidation efforts.

    SG&A expenses for the year ended May 31, 1997 increased 23% from $29.8 million in fiscal 1996 to $36.5 million in fiscal 1997. The increase is largely due to the estimated loss of approximately $2.4 million resulting from the employee theft described above, which has been classified as a general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 31, 1997. See "--Employee Defalcation Loss." In addition, management further attributes the increase to the lower than normal SG&A expenses in the prior year from the closed stores as well as additional expense associated with its new store in Alaska. Management also noted higher depreciation associated with stores remodeled after the hurricanes.

    Net interest expense increased from $558,000 in fiscal 1996 to $1.5 million in fiscal 1997 primarily due to higher average borrowings, caused by the Company's acquisition of the inventory, leasehold rights, and fixed assets of its two stores in Barbados. Additionally, the weighted average interest rate increased from 6.5% in fiscal 1996 to 7.9% in fiscal 1997.

    The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 3.7% to 42%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. Under an agreement which expires in 1998 (subject to renewal), L.S. Wholesale benefits from a lower tax rate on its income earned outside the U.S. Virgin Islands, which is taxed at a rate of 3.74%. The lower tax rate had the effect of increasing earnings per share by $0.12 in both fiscal years 1997 and 1996. See "--Fiscal 1998 Compared to Fiscal 1998." The Company's effective tax rate was 0.0% and 17.4% in the fiscal years ended May 31, 1997 and June 1, 1996, respectively.

FISCAL 1996 COMPARED TO FISCAL 1995

    In September, 1995, Hurricanes Luis and Marilyn inflicted damage on several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. The Company has reopened all stores damaged by such hurricanes.

    The Company has settled all outstanding claims related to the hurricanes with its insurance carriers. In connection with the final settlement, the Company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing lost profits for the then unopened Marigot store related to fiscal 1997, was recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996.

    Net sales for the fiscal year ended June 1, 1996, decreased approximately $9.3 million or 13% from $72.2 million in fiscal 1995 to $62.9 million in fiscal 1996. Sales for stores open in all of fiscal 1995 and 1996 increased approximately $3.6 million or 17.3% from $20.6 million in fiscal 1995 to $24.2 million in fiscal 1996. The sales trends were dictated by the impact of hurricanes Luis and Marilyn, which struck the Caribbean in September 1995, forcing stores closures on the island of St. Thomas, St. Maarten, St. Barths, St. Kitts and Antigua. As of June 1, 1996, all but two little Switzerland stores reopened. One Marigot, St. Martin store reopened in mid-June 1996, with the other Marigot store reopened in November, 1996. As a result of the store closures and damaged island infrastructures management believes tourism was redirected to other destinations, thereby benefitting Little Switzerland stores on undamaged islands.

    Gross profit margin decreased from 42.8% of sales in fiscal 1995 to 42.5% of sales in fiscal 1996. The Company attributed this decline to the weak U.S. Dollar as compared to European currencies during the early portion of fiscal 1996 as well as the impact of certain fixed components of cost-of-sales as measured against a much lower sales base.

    SG&A expenses were $29.8 million or $3.6 million and 13.6% higher than a year ago. Management attributed these increases mostly to new stores opened during fiscal 1996.

    Net interest expense increased from $240,000 in fiscal 1995 to $558,000 in fiscal 1996. The increase reflects higher average borrowings, primarily due to the Company's acquisition of the inventory, leasehold rights and fixed assets of two stores in Barbados in February 1996. The weighted average interest rate decreased from 7.9% in fiscal 1995 to 6.5% in fiscal 1996.

    The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates currently ranging from 3.7% to 42.0%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. Under an agreement which expires in 1998 (subject to renewal), L.S. Wholesale benefits from a lower tax rate on its income earned outside the U. S. Virgin Islands, which is taxed at a rate of 3.74%. See "--Fiscal 1998 Compared to Fiscal 1998." The lower tax rate had the effect of increasing earnings per share by $0.12 and $0.11 in fiscal years 1996 and 1995, respectively. The Company's effective tax rate was 17.8% in fiscal 1995 and 17.4% in fiscal 1996.

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

    Cash provided by operations during fiscal 1998, 1997 and 1996 was $3.4
million, $0.4 million and $3.8 million, respectively.   The decrease in fiscal
1997 was primarily due to the loss of approximately $2.4 million in cash as a result of the employee defalcation during fiscal 1997. See "--Employee Defalcation Loss."

    The Company has available unsecured credit facilities of $19.7 million of which $7.8 million in borrowings were outstanding as of May 30, 1998. These credit facilities with the Company's two lead banks are up for renewal during the second and third quarters of fiscal 1999. Management anticipates that these credit facilities will be renewed in due course. It, however, has no assurance at this time the such renewals will be granted. If these credit facilities are not renewed or the terms of these credit facilities are materially changed, it could have a material adverse effect on the Company's results of operations. Additionally, on August 11, 1998, the Chase Manhattan Bank approved a $3.0 million line of credit (the "Chase Credit Facility"), which the Company will use to support its inventory requirements for the peak selling season. According to the term sheet, the Chase Credit Facility expires 180 days from the date of the initial drawdown, which must occur no later than October 30, 1998. The Company has not entered into definitive loan documents with Chase Manhattan Bank, and there is no assurances that such loan documents will be entered into. Further, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt is payable monthly and the principal is payable in equal quarterly payments over a four year period commencing March 1997. The Company is in compliance with, or has obtained waivers for, all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts. It remains management's expectation that funds available from operations and existing credit facilities will be sufficient to fund operations and expansion for the foreseeable future.

    Capital expenditures (excluding acquisitions) during fiscal 1998, 1997 and 1996 were approximately $1.1 million, $4.4 million and $6.8 million, respectively. Capital expenditures during fiscal 1998 included approximately $900,000 for store refurbishments and $200,000 for computer hardware and software upgrades. Capital expenditures during fiscal 1997 included approximately $3.6 million for the refurbishment of existing stores and approximately $800,000 for computer and point-of-sale hardware and software upgrades.

    The Company currently leases 25 of its 26 stores and anticipates obtaining retail space for new stores through leases. This arrangement allows the Company to more effectively design and decorate its stores with quality furnishings consistent with the prestigious image the Company maintains.

SEASONALITY

    The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean. The peak selling season in the Caribbean runs from late fall through spring. Accordingly, approximately one-third of the

Company's sales have historically occurred during the third fiscal quarter, and the Company may incur losses in the first and second fiscal quarters. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Since the Company has less cash available in the off season, it may be necessary to borrow to finance its build-up of inventory and any expansion of the Company's operations. Unaudited quarterly financial information for the Company for fiscal 1998 and 1997 is included in Note 9 of Notes to Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           LITTLE SWITZERLAND, INC.
                               AND SUBSIDIARIES


                  Index To Consolidated Financial Statements



                                                                         PAGE
Financial Statements as of and for the Year Ended May 30, 1998:

 Report of Independent Public Accountants                                 18

 Consolidated Balance Sheets as of May 30, 1998 and May 31, 1997          19

 Consolidated Statements of Operations for the fiscal years ended         20
  May 30, 1998, May 31, 1997 and June 1, 1996

 Consolidated Statements of Changes in Stockholders' Equity for the       21
  fiscal years ended May 30, 1998, May 31, 1997 and June 1, 1996

 Consolidated Statements of Cash Flows for the fiscal years ended         22
  May 30, 1998, May 31, 1997 and June 1, 1996

 Notes to Consolidated Financial Statements                               23-43

                              Arthur Andersen LLP

                   Report of Independent Public Accountants


To Little Switzerland, Inc.:

We have audited the accompanying consolidated balance sheets of Little Switzerland, Inc. (a Delaware corporation) and subsidiaries as of May 30, 1998 and May 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the fiscal years ended May 30, 1998, May 31, 1997 and June 1, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Little Switzerland, Inc. and subsidiaries as of May 30, 1998 and May 31, 1997, and the results of their operations and their cash flows for each of the fiscal years ended May 30, 1998, May 31, 1997 and June 1, 1996, in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, effective June 1, 1997, the Company changed its method of accounting for start-up activities.

                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts
August 3, 1998

                           LITTLE SWITZERLAND, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                   (In Thousands, Except Per Share Amounts)

                                 ASSETS
                                                     MAY 30, 1998    MAY 31, 1997
Current Assets:
 Cash and cash equivalents                           $      2,278    $      1,710
 Accounts receivable                                        1,999           2,083
 Inventory                                                 49,178          44,728
 Prepaid expenses and other current assets                  1,944           2,172
                                                     ------------    ------------

     Total current assets                                  55,399          50,693
                                                     ------------    ------------
Property, Plant and Equipment, at cost                     39,688          38,565
 Less--Accumulated depreciation                            18,230          15,201
                                                     ------------    ------------
                                                           21,458          23,364
 Other assets                                                 294           3,334
                                                     ------------    ------------
     Total assets                                    $     77,151    $     77,391
                                                     ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long term debt                   $      2,225    $      2,225
 Unsecured notes payable                                    7,825           8,100
 Accounts payable                                          10,840           7,002
 Accrued and currently deferred income taxes                  777             429
 Other accrued expenses                                     3,500           2,431
                                                     ------------    ------------
     Total current liabilities                             25,167          20,187
                                                     ------------    ------------
 Long-term debt                                             3,894           6,119

 Deferred income taxes                                        202             186
                                                     ------------    ------------

     Total liabilities                                     29,263          26,492
                                                     ------------    ------------
Commitments and Contingencies

Minority Interest                                           1,619           1,619
                                                     ------------    ------------
Stockholders' Equity:
 Preferred stock, $.01 par value--
  Authorized--5,000 shares
  Issued and outstanding--none                                  -               -
 Common stock, $.01 par value--
  Authorized--20,000 shares
  Issued and outstanding--8,624 and 8,462 shares
   at May 30, 1998 and May 31, 1997, respectively              87              85
 Capital in excess of par                                  15,601          14,811
 Retained earnings                                         30,581          34,384
                                                     ------------    ------------
     Total stockholders' equity                            46,269          49,280
                                                     ------------    ------------
     Total liabilities, minority interest and
       stockholders' equity                          $     77,151    $     77,391
                                                     ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           LITTLE SWITZERLAND, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   (In Thousands, Except Per Share Amounts)


                                                                         ----------------FISCAL YEARS ENDED----------------
                                                                         MAY 30, 1998       MAY 31, 1997       JUNE 1, 1996
Net Sales                                                                $    100,368            $88,314            $62,895

Cost of Sales                                                                  57,728             49,721             36,164
                                                                         ------------       ------------       ------------
     Gross profit                                                              42,640             38,593             26,731

Selling, General and Administrative Expenses                                   43,805             36,492             29,778

Gain on Insurance Proceeds                                                          -                560              4,713
                                                                         ------------       ------------       ------------
     Operating (loss) income                                                   (1,165)             2,661              1,666

Interest expense, net                                                           1,540              1,502                558
                                                                         ------------       ------------       ------------
     (Loss) income before income taxes and cumulative effect of
      change in accounting principle                                           (2,705)             1,159              1,108

Provision for Income Taxes                                                        863                  -                193

     (Loss) income before cumulative effect of change in
      accounting principle                                                     (3,568)             1,159                915

Cumulative Effect of Change in Accounting Principle, net of
 applicable tax                                                                  (235)                 -                  -
                                                                         ------------       ------------       ------------
     Net (loss) income                                                   $     (3,803)      $      1,159       $        915
                                                                         ============       ============       ============
Basic and Diluted Earnings (Loss) per common share:
 (Loss) income before cumulative effect of change in accounting
  principle                                                              $      (0.42)      $       0.14       $       0.11
 Cumulative effect of change in accounting principle, net of
  applicable tax                                                                (0.03)                 -                  -
                                                                         ------------       ------------       ------------
    Basic and diluted (loss) earnings per common share                   $      (0.45)      $       0.14       $       0.11
                                                                         ============       ============       ============
Weighted Average Shares Outstanding:
 Basic                                                                          8,505              8,459              8,456
                                                                         ============       ============       ============
 Diluted                                                                        8,505              8,543              8,520
                                                                         ============       ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           LITTLE SWITZERLAND, INC.
                               AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                                (In Thousands)

                                                COMMON STOCK           CAPITAL IN        RETAINED
                                               SHARES    AMOUNT      EXCESS OF PAR       EARNINGS         TOTAL
Balance, May 31, 1995                           8,452       $85            $14,776        $32,310       $ 47,171

 Net income                                         -         -                  -            915            915

 Shares issued under stock purchase plan            5         -                 16              -             16
                                               ------    ------      -------------       --------       --------
Balance, June 1, 1996                           8,457        85             14,792         33,225         48,102

 Net income                                         -         -                  -          1,159          1,159

 Shares issued under stock purchase plan            5         -                 19              -             19
                                               ------    ------      -------------       --------       --------
Balance, May 31, 1997                           8,462        85             14,811         34,384         49,280

 Net loss                                           -         -                  -         (3,803)        (3,803)

 Shares issued under stock purchase plan            2         -                 13              -             13

 Exercise of stock options                        160         2                777              -            779
                                               ------    ------      -------------       --------       --------
Balance, May 30, 1998                           8,624       $87      $      15,601       $ 30,581       $ 46,269
                                               ======    ======      =============       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           LITTLE SWITZERLAND, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                (In Thousands)

                                                                         ------------FISCAL YEARS ENDED------------
                                                                         MAY 30, 1998   MAY 31, 1997   JUNE 1, 1996
Cash Flows From Operating Activities:
 Net income (loss)                                                       $     (3,803)  $      1,159   $        915
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities--
  Depreciation and amortization                                                 3,379          3,077          2,489
  Cumulative effect of change in accounting principle                             235              -              -
  Impairment of long-lived assets                                               2,508              -              -
  Deferred gain from insurance proceeds                                             -           (560)             -
  Loss on retirement of fixed assets                                                -             22          2,918
  Increase (decrease) in deferred income taxes                                     16             96           (144)
 Changes in assets and liabilities--
  Decrease (increase) in accounts receivable                                       84           (191)           (72)
  Increase in inventory                                                        (4,450)        (1,050)        (3,499)
  Decrease (increase) in prepaid expenses and other current assets                189           (522)           178
  Increase in accounts payable                                                  3,838            163            355
  Increase (decrease) in other accrued expenses                                 1,069           (234)         1,065
  Increase (decrease) in accrued and currently deferred income taxes              348         (1,573)          (395)
                                                                         ------------   ------------   ------------

     Net cash provided by operating activities                                  3,413            387          3,810
                                                                         ------------   ------------   ------------
Cash Flows from Investing Activities:
 Capital expenditures                                                          (1,123)        (4,388)        (6,806)
 Increase in other assets                                                         (14)          (145)        (1,609)
 Acquisition of inventory and fixed assets                                          -              -         (8,917)
                                                                         ------------   ------------   ------------
     Net cash used in investing activities                                     (1,137)        (4,533)       (17,332)
                                                                         ------------   ------------   ------------
Cash Flows from Financing Activities:
 Borrowing under unsecured notes payable                                       24,150         26,950         32,400
 Repayment of unsecured notes payable                                         (24,425)       (25,950)       (25,300)
 (Repayments of) proceeds from long term borrowings                            (2,225)          (556)         8,900
 Issuance of common stock                                                         792             19             16
                                                                         ------------   ------------   ------------
     Net cash (used in) provided by financing activities                       (1,708)           463         16,016
                                                                         ------------   ------------   ------------
     Net increase (decrease) in cash and cash equivalents                         568         (3,683)         2,494

Cash and cash equivalents, beginning of year                                    1,710          5,393          2,899
                                                                         ------------   ------------   ------------
Cash and cash equivalents, end of year                                   $      2,278   $      1,710   $      5,393
                                                                         ============   ============   ============
Cash paid during the year for:
 Income taxes                                                            $        515   $      1,543   $        762
                                                                         ============   ============   ============
 Interest                                                                $      1,498   $      1,450   $        590
                                                                         ============   ============   ============
Noncash Activity:
 Issuance of Preferred Stock by subsidiary in acquisition of inventory
  and fixed assets                                                                  -              -          1,619
                                                                         ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           LITTLE SWITZERLAND, INC.
                               AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements
                                 May 30, 1998



(1)  Organization

     Little Switzerland, Inc. (the Company) was incorporated in May 1991. A wholly owned subsidiary of Town & Country Corporation (Town & Country) contributed to the Company all of the outstanding shares of L.S. Holding, Inc. and L.S. Wholesale, Inc. in exchange for 10,000,000 shares of the Company's Common Stock. On June 3, 1991, the Company declared an 84 for 100 reverse stock split resulting in outstanding shares of Common Stock of 8,400,000.

     L.S. Holding, Inc. was incorporated in July 1980 and, as of May 30, 1998, had 10 operating subsidiaries: Montres et Bijoux, S.A.R.L.; World Gifts Imports N.V.; L.S. Holding (Aruba) N.V.; L.S. Holding (Curacao) N.V.; Little Switzerland (St. Kitts & Nevis) Limited; Little Switzerland (Antigua) Limited; Little Switzerland (St. Lucia) Limited, Little Switzerland (BVI) Limited, L.S. Holding (USA), Inc. and World Gift Imports (Barbados) Limited, (Note 3) which operate retail stores in the Virgin Islands, Aruba, St. Kitts, Antigua, St. Lucia, the French and Netherlands Antilles, and Barbados. Little Switzerland (BVI) Limited, incorporated in the British Virgin Island, was not yet in operation at May 30, 1998. L.S. Wholesale, Inc. was incorporated in October 1987 and purchases inventory for distribution to L.S. Holding, Inc.'s retail stores.

     In July 1991, the Company completed an initial public offering (the Offering) whereby Switzerland Holding Inc., a wholly owned subsidiary of Town & Country, sold 5,700,000 shares of the Company's Common Stock at $12 per share. Switzerland Holding, Inc. received all of the proceeds and paid substantially all of the costs of the Offering.

     Subsequent to the Offering, Switzerland Holding Inc. owned 2,700,000 shares of the Company's Common Stock (approximately 32% of the issued and outstanding Common Stock as of May 31, 1994) which were not registered in the Offering. In connection with the consummation of the recapitalization of Town & Country in May 1993 (the Recapitalization), Switzerland Holding Inc. was dissolved and 2,533,279 shares of the Company's Common Stock were transferred to a trust (the Trust) established for the benefit of Town & Country and the holders of Town & Country's Exchangeable Preferred Stock (the T&C Exchangeable Preferred Stock). Each holder of a share of T&C Exchangeable Preferred Stock may exchange such share for one share of the Company's Common Stock held in the Trust.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     In November 1994, holders of an aggregate of 2,381,038 shares of Town & Country Exchangeable Preferred Stock exercised their right to exchange such shares for Little Switzerland Common Stock on a share-for-share basis. Accordingly, as of May 30, 1998, the Trust held 127,217 shares of Little Switzerland Common Stock for the benefit of Town & Country and the holders of Town & Country Exchangeable Preferred Stock.

     Merger Agreement

     On February 4, 1998, the Company entered into an Agreement and Plan of Merger (the Merger) with Destination Retail Holdings Corporation (DRHC) and certain subsidiaries, pursuant to which each stockholder of the Company would receive $8.10 in cash for each share of common stock held as of the effective date of the merger. In addition, the holders of an option to purchase common stock would receive, in cash, the difference between $8.10 and the option's exercise price. The consummation of the Merger was subject to certain conditions, including, among other provisions, approval by the Company's stockholders. The Company's stockholders approved the Merger at a Special Meeting of Stockholders on May 8, 1998. On June 9, 1998, the Company terminated its merger agreement with DRHC (see Note 14).

(2)  Summary of Significant Accounting Policies

     Presentation

     The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the May 30, 1998 presentation. All significant intercompany balances have been eliminated in consolidation. The Company's fiscal year ends on the Saturday closest to May 31.

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

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)


     Foreign Operations

     Net sales and operating income (loss) from foreign operations (non-U.S. possessions) amounted to 61%, 62% and 61%, and 162%, 22% and 174% of total net sales and operating income (loss), respectively, in fiscal 1998, 1997 and 1996, respectively. Intersegment sales were not material for all periods presented. Identifiable assets of foreign operations amounted to 56%, 63% and 53% of total assets as of May 30, 1998, May 31, 1997 and
     June 1, 1996, respectively.

     Inventory

     Inventory is valued at the lower of cost (first-in, first-out) or market value and consists almost entirely of finished merchandise purchased for resale.

     Advertising

     The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising consists primarily of advertisements with local and national travel magazines, which are produced on a periodic basis and are distributed to visiting tourists. Additionally, fees are expensed as paid for promotional "port lecturer" programs directed primarily at cruise passengers.

     Advertising expense for fiscal 1998, 1997 and 1996 was approximately $3,401,000, $3,138,000 and $3,008,000, respectively. Prepaid advertising of approximately $585,000 and $663,000 at May 30, 1998 and May 31, 1997,
     respectively, is included in the consolidated balance sheets as prepaid expenses and other current assets.

     Property, Plant and Equipment

     Fixed assets are depreciated over their estimated useful lives, principally using the straight-line method. Maintenance and repair costs are charged to expense as incurred. Property, plant and equipment consist of the following:

                                       ESTIMATED USEFUL            MAY 30,         MAY 31,
                                          LIFE RANGE                1998            1997

Land and buildings                      20-40 years              $ 7,295,000     $ 7,215,000
Furniture and fixtures                   3-10 years               12,450,000      12,338,000
Equipment                                3-20 years                5,102,000       4,735,000
Construction-in-progress                     -                        37,000         162,000
Leasehold improvements             Life of the lease or useful
                                   life, whichever
                                   is shorter                     14,804,000      14,115,000
                                                                 -----------     -----------
                                                                 $39,688,000     $38,565,000
                                                                 ===========     ===========

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     Income Taxes

     The Company follows the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Other Assets

     Other assets have consisted primarily of amounts related to noncompetition agreements, preopening and organization costs, rental deposits and the excess of cost over the fair market value of the net assets of the business acquired (goodwill). Amounts related to noncompetition agreements are amortized over the lives of the respective agreements. Amounts related to goodwill and preopening and organization costs are being amortized over periods of up to 10 years (see below).

     The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. Due to several factors, including the event discussed further in Note 14, the Company recognized an impairment loss relating to the goodwill at the Company's World Gift Imports (Barbados) Limited subsidiary that totaled approximately $2,508,000 during the year ended May 30, 1998. The impairment loss has been classified as a component of selling, general and administrative expense for the year ended May 30, 1998. No other impairment losses were recognized during the year ended May 30, 1998.

     Accumulated amortization (including the above write-off) totaled $3,137,193 and $340,821 at May 30, 1998 and May 31, 1997, respectively.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     Cumulative Effect of Change in Accounting Principle

     In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all costs associated with preopening, preoperating and organization activities to be expensed as incurred. The Company has elected to adopt SOP 98-5 as of June 1, 1997. As required by SOP 98-5, the Company has recorded a charge of approximately $235,000 (net of applicable tax) to expense previously capitalized start-up costs. This charge has been classified in the accompanying consolidated financial statements as a cumulative effect of a change in accounting principle.

     Foreign Exchange Contracts

     The Company enters into foreign exchange contracts to hedge against foreign currency fluctuations for purchase commitments and accounts payable denominated in foreign currencies. Gains and losses on contracts to hedge purchase commitments are included in the cost basis of the related purchases. Gains (losses) of approximately $140,000 and $(296,000), respectively, are included in the inventory balances at May 30, 1998 and May 31, 1997, respectively. The Company had no foreign exchange contracts outstanding at May 30, 1998.

     The Company's functional currency, under SFAS No. 52, Foreign Currency Translations, for all foreign locations is the U.S. dollar. Accordingly, all transaction and translation gains and losses are included in the accompanying consolidated income statements. Gains and losses for all periods presented were not material.

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. The new statement is effective for fiscal years beginning after June 15, 1999; however, earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     Other Accrued Expenses

     Other accrued expenses are comprised of the following:

                                               MAY 30, 1998    MAY 31, 1997

           Customer deposits                    $  400,000      $  484,000
           Payroll and related items             1,267,000       1,028,000
           Legal                                   778,000          30,000
           Management fees (Note 11)               447,000         245,000
           Other                                   608,000         644,000
                                                ----------      ----------

                                                $3,500,000      $2,431,000
                                                ==========      ==========

     Fair Value of Financial Instruments

     In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value amounts of its financial instruments using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable and bank debt. The carrying value of these assets and liabilities are a reasonable estimate of their fair value at May 30, 1998 and May 31, 1997.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     Net Income per Share

     The Company adopted SFAS No. 128, Earnings per Share, effective February 28, 1998. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options (as calculated utilizing the treasury stock method). The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans which were antidilutive for the periods included in this report are as follows (in thousands):

                                                    -------------FISCAL YEARS ENDED---------------
                                                    MAY 30, 1998    MAY 31, 1997      JUNE 1, 1996
      Weighted average number of shares used in
      basic earnings per share calculation              8,505           8,459           8,456

      Dilutive effects of options                           -              84              64

      Weighted average number of shares used in
      diluted earnings per share calculation            8,505           8,543           8,520

      Shares under options plans excluded in
      computation of diluted earnings per share
      due to antidilutive effects                         812             372             539

     Cash Flows

     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

     New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which is required to be adopted by the Company no later than fiscal year 1999. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company plans to adopt this statement in fiscal year 1999.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     The FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted by the Company no later than fiscal year 1999. This statement introduces a new model for segment reporting, called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are defined in any manner in which management disaggregates the company, e.g. based on products and services, geography, legal structure, etc. The Company plans to adopt this statement in fiscal year 1999.

(3)  Transactions with Affiliates

     The Company enters into a number of transactions with Town & Country. During a portion of fiscal 1998 and all of fiscal years 1997 and 1996, one or more of the Company's Directors was an Executive Officer of Town & Country. The Company purchases a portion of its merchandise from Town & Country and its affiliated companies at prices that management believes approximate arm's-length transactions. Such purchases totaled approximately $560,000, $640,000 and $1,443,000 in fiscal 1998, 1997 and 1996, respectively.

(4)  Credit Arrangements

     The Company has available a total of $19.7 million in unsecured credit facilities, of which $7.5 million is available for borrowing with maturities ranging from one to three years from May 30, 1998. Any unfunded portion of the facilities can be withdrawn at the bank's discretion. These credit facilities with the Company's two lead banks are renewable at the Bank's discretion during the second and third quarters of fiscal 1999. Management anticipates that these credit facilities will be renewed, however, it has no assurance that such renewals will be granted. Outstanding borrowings against these credit facilities totaled $7.8 million and $8.1 million as of May 30, 1998 and May 31, 1997, respectively. Outstanding letters of credit against these credit facilities totaled $4.1 million and $3.6 million as of May 30, 1998 and May 31, 1997, respectively. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25% and is payable monthly. The principal is payable in equal quarterly payments over a four-year period commencing March 1997. As of May 30, 1998 and May 31, 1997, the principal outstanding on the term debt was approximately $6.1 million and $8.3 million respectively. As of May 30, 1998, the Company was in compliance with, or had obtained waivers for, all restrictive covenants related to its unsecured and term debt arrangements. Additionally, the Company has available separate facilities for foreign exchange contracts. The weighted average interest rates incurred during fiscal 1998, 1997 and 1996 were approximately 8.1%, 7.9% and 6.5%, respectively.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

(5)  Income Taxes

     The domestic (United States Virgin Islands USVI, and Ketchikan, Juneau and Skagway, Alaska) and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows:

                                       ------------FISCAL YEARS ENDED---------------
                                        MAY 30,          MAY 31,         JUNE 1,
                                         1998             1997             1996
      Domestic                         $ 4,292,000       $2,010,000       $  202,000
      Foreign                           (6,997,000)        (851,000)         906,000
                                       -----------       ----------       ----------

                                       $(2,705,000)      $1,159,000       $1,108,000
                                       ===========       ==========       ==========

   The components of the provision (benefit) for income taxes are as follows:

                                       ------------FISCAL YEARS ENDED--------------
                                           MAY 30,         MAY 31,         JUNE 1,
                                            1998            1997            1996
      Current--
      Domestic                            $339,000        $(96,000)       $ 137,000
      Foreign                              508,000               -          200,000
                                          --------        --------        ---------
                                           847,000         (96,000)         337,000
                                          --------        --------        ---------
      Deferred--
      Domestic                              16,000          96,000         (144,000)
      Foreign                                    -               -                -
                                          --------        --------        ---------
                                          $863,000       $  -             $ 193,000
                                          ========       =========        =========

     The deferred tax provision (benefit) results primarily from the use of different depreciation methods for financial reporting and tax purposes as well as the difference in timing as to when insurance recoveries are taxable and when they are recorded as income in the financial statements.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     The Company's effective tax rate is less than the USVI statutory rate of 37.4% due to the following:

                                                      -------------FISCAL YEARS ENDED---------------
                                                       MAY 30,          MAY 31,            JUNE 1,
                                                        1998             1997               1996
Computed tax provision (benefit) at
   statutory rate                                     $(1,012,000)       $ 434,000       $   426,000
Increases (reductions) resulting from--
Differences between foreign provisions
   recorded and provisions at USVI rate                   442,000         (441,000)          (59,000)
Effect of earnings of subsidiary in USVI
   subject to lower tax rate                           (1,836,000)        (891,000)       (1,032,000)
Effect of subsidiary net operating losses
   not benefited                                        3,269,000          898,000           858,000
                                                      -----------        ---------       -----------
                                                      $   863,000        $       -       $   193,000
                                                      ===========        =========       ===========

     The lower tax rate in effect on certain of the income of a subsidiary in the USVI expires, subject to renewal, in calendar 1998 and had the effect of increasing earnings per share by $0.22, $0.12 and $0.12 in fiscal 1998, 1997 and 1996, respectively. The Company has applied for renewal of this lower rate with a decision expected to be reached in the second fiscal quarter of 1999.

     The deferred tax liability of $202,000 and $186,000 at May 30, 1998 and May 31, 1997, respectively, is the result of the use of accelerated depreciation methods for tax purposes as well as the difference in timing as to when insurance proceeds are taxable and when they are recorded as income in the financial statements. The Company's only deferred tax assets consist of net operating loss carryforwards of certain subsidiaries totaling approximately $5,025,000 and $1,756,000 as of May 30, 1998 and May 31, 1997, for which a full valuation reserve has been recorded. The valuation allowance relates to uncertainty surrounding the realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carryforwards. For tax reporting purposes, the Company has net operating loss carryforwards of approximately $8,188,000 and $2,402,000 as of May 30, 1998 and May 31, 1997,
     respectively. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in future years. The net operating loss carryforwards will expire from 2011 to 2013 if not utilized.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

(6)  Commitments and Contingencies

     Lease Commitments

     Certain of the Company's facilities and retail stores are occupied under operating leases expiring at various dates. The Company's rental commitments under the noncancelable portion of these leases for each of the next five years and, in total, thereafter at May 30, 1998 are as follows:

                                                 TOTAL LEASE
                   YEAR                           COMMITMENT
               Fiscal 1999                        $3,311,000
               Fiscal 2000                         1,977,000
               Fiscal 2001                         1,478,000
               Fiscal 2002                         1,278,000
               Fiscal 2003                           615,000
               Thereafter                            319,000
                                                  ----------
                                                  $8,978,000
                                                  ==========

     Rental expense included in the accompanying consolidated statements of operations amounted to approximately $4,104,000, $4,167,000 and $3,345,000 in fiscal 1998, 1997 and 1996, respectively.

     The Company owns the building which houses its headquarters and warehouse on St. Thomas and leases the underlying real property from the Virgin Islands Port Authority under a ten-year ground lease which expires in April 2000. The ground lease is subject to two five-year renewal terms and may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements.

     Transactions with Affiliates

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

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     Legal

     During 1997, the Company received an assessment from the local government in Aruba that relates to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc. to Aruba. During 1998, the Company met with the tax authorities in Aruba. The authorities have decided to focus on the Company's 1995-1996 local income tax returns. The outcome of this matter is uncertain, and as a result, management is not able to quantify the related financial exposure, if any, at this time. However, in the opinion of management of the Company, this assessment should not result in a final judgment which would have a material adverse effect on the Company's financial condition or results of operations.

     The Company is also party to various pending legal claims and proceedings (see Notes 13 and 14). In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

     Relationship with Rolex

     The Company had historically ordered and received products from Montrex Rolex, S.A. and its affiliates (collectively, Rolex) during most months of the year. Following execution of the merger agreement with DRHC, Rolex suspended shipments of its products to the Company and indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. The Company received its last shipment of Rolex products in January 1998.

     Sales of Rolex watches accounted for 26%, 24% and 23% of the Company's sales for fiscal 1998, 1997, and 1996, respectively. In order to mitigate the impact on sales during fiscal 1998 of the suspension of shipments of Rolex products, the Company has redistributed Rolex products from lower traffic stores to higher traffic stores. On July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments to the Company (see Note 14).

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

(7)  Franchise Agreement

     In fiscal 1988, the Company entered into a 10-year franchise agreement with Solomon Brothers Limited (Solomon), a Bahamian company engaged in the wholesale and retail distribution of jewelry, gift items and consumables in the Bahamas. The Company signed a new franchise agreement with Solomon, effective November 1, 1996, with a two year term and option to renew for an additional two years. Solomon is responsible for developing each store, in accordance with the Company's specifications, once a new location has been agreed upon. The Company provides ongoing assistance in retail and merchandising methods. Solomon is responsible for the operation of each store, but the general operating methods are dictated by the Company. Currently, Solomon operates eight locations in the Bahama Islands under the name of Little Switzerland.

     In return for the use of the Little Switzerland name and the services provided by Little Switzerland, the Company receives an annual franchise fee which enables the Company to participate in the revenue of both Little Switzerland stores operated by Solomon and other Solomon retail stores which are not operated under the Little Switzerland name. Franchise fees are accrued by the Company as earned based upon Solomon's revenues, as defined, or a minimum annual fee of $100,000. These fees totaled approximately $100,000 for fiscal 1998, 1997 and 1996 (see Note 14).

(8)  Employee Benefit Plans

     The Company provided a tax-qualified discretionary contribution retirement plan for eligible USVI employees to which the Company, at its discretion, contributed. Each employee became a participant following completion of one year's employment, or, if later, the attainment of age 21. All participants became fully vested after seven years of service.

     Effective June 1, 1996, the Company replaced its Discretionary Contribution Plan with a 401(k) Plan under which the Company matches each employee's contribution up to 50% of the first 3% of the employee's contribution. During fiscal 1998, 1997 and 1996 the Company's matching totaled approximately $86,000, $82,000 and $92,000, respectively. The Company's contributions vest based on the employee's years of service, with full vesting after five years of service.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

(9)  Quarterly Data (Unaudited)

     The following presents the unaudited quarterly results of operations for the fiscal years ended May 30, 1998 and May 31, 1997 (in thousands except per share data):

                                                 FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                                     ENDED            ENDED           ENDED            ENDED
                                                ---------------  ---------------  --------------  ---------------
                                                   AUGUST 30       NOVEMBER 29     FEBRUARY 28        MAY 30
         FISCAL 1998

         Net sales                                     $20,370          $21,034          $34,925         $24,039
         Gross profit                                    8,657            9,037           15,024           9,922
         Net income (loss)                                (157)            (168)           1,789          (5,267)
         Net income (loss) per share                     (0.02)           (0.02)            0.21           (0.62)
         FISCAL 1997                                AUGUST 31       NOVEMBER 30        MARCH 1          MAY 31

         Net sales                                     $15,868          $17,458          $32,624         $22,364
         Gross profit                                    6,896            7,638           14,498           9,561
         Net income (loss)                                (769)            (560)           2,411              77
         Net income (loss) per share                     (0.09)           (0.07)            0.28            0.01

(10) Stockholders' Equity

     Stock Options

     During 1991, the Company established the 1991 Option Plan to cover option awards to key employees and directors who are also full time employees of the Company. Under this plan, the Company may grant stock options for the purchase of up to 500,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. During 1996, the Company amended the 1991 Option Plan to increase the aggregate number of shares of the Common Stock of the Company available for grant under the Plan from 500,000 to 900,000. As of May 30, 1998, 612,000 option shares were outstanding under the 1991 Plan. Options granted under the Plan vest ratably over a three to five year period and must be exercised within ten years of the date of grant. Each outstanding unvested option automatically vested upon the execution of the merger agreement with DRHC pursuant to the terms of the 1991 Option Plan.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     During 1992, the Company established the 1992 Option Plan for nonemployee directors of the Company. Under this plan, the Company may grant stock options for the purchase of up to 150,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. As of May 30, 1998, 100,000 option shares have been granted and were outstanding under the 1992 Option Plan. Options granted under the 1992 Option Plan vest immediately and must be exercised within 10 years of the date of grant.

     A summary of the status of the Company's stock option plans at May 30, 1998, May 31, 1997 and June 1, 1996, together with changes during the periods then ended, are presented in the following table:

                                            ---------1998----------    ---------1997----------    ---------1996----------
                                                           WEIGHTED                   WEIGHTED                   WEIGHTED
                                                           AVERAGE                    AVERAGE                    AVERAGE
                                                          PRICE PER                  PRICE PER                  PRICE PER
                                             SHARES         SHARE        SHARES        SHARE         SHARES       SHARE
         Outstanding at beginning
           of period                         903,500         $6.24      839,344        $ 6.36      531,844         $8.02
         Grants during period                 37,000          6.15       65,000          4.79      315,000          3.61
         Exercised during period            (160,000)         4.87            -             -            -             -
         Forfeitures/Cancellations
           during period                     (68,500)         7.09         (844)        10.00       (7,500)         8.67
         Outstanding at end of
           period                            712,000          6.46      903,500          6.24      839,344          6.36
         Options exercisable at
           end of period                     712,000          6.46      402,800          7.28      279,999          8.59

     Statement of Financial Accounting Standards No. 123 (SFAS No. 123)

     During 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during fiscal 1998, 1997 and 1996, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions used for grants:

                                                    1998             1997             1996

          Risk-free interest rate                   5.96%            6.41%            6.07%
          Expected dividend yield                      0%               0%               0%
          Expected lives                         10 years         10 years         10 years
          Expected volatility                      25.82%           32.21%           41.35%

     Adjustments are made for options forfeited prior to vesting. As a result of the Merger Agreement, all options under the 1991 Option Plan became fully vested and exercisable. The total value of options granted during fiscal 1996, 1997 and 1998, which were being amortized on a straight-line basis over the vesting period of the options, was accelerated into fiscal year 1998. The weighted average fair value of options granted during fiscal years 1998, 1997 and 1996 was $3.25, $2.78 and $2.30, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                      YEAR ENDED MAY     YEAR ENDED      YEAR ENDED
                                         30, 1998       MAY 31, 1997    JUNE 1, 1996
     Net Income
        As Reported                   $(3,803,473)      $1,159,266        $914,921
        Pro Forma                      (4,498,460)         967,129         776,527

     Basic and Diluted EPS
        As Reported                   $     (0.45)      $     0.14        $   0.11
        Pro Forma                           (0.53)            0.11            0.09

     Employee Stock Purchase Plan

     During 1992, the Company approved an Employee Stock Purchase Plan permitting eligible employees to purchase Common Stock, semiannually on June 30 and December 31, at the average trading price during the six-month period, but not less than specified minimums. Under this plan, 26,259 shares have been issued as of May 30, 1998.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     Shareholder Rights Agreement

     On July 24, 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock to stockholders of record as of the close of business on July 25, 1991. Such rights only become exercisable, and transferable apart from the Common Stock upon the earliest to occur of (i) 10 business days after the first public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an Acquiring Person) (the date of the public announcement is hereinafter referred to as the Stock Acquisition Date); (ii) 10 business days following the commencement of tender or exchange offer that would result in a person or group becoming an Acquiring Person; or (iii) the declaration by the Board of Directors that any person is an Adverse Person. A Grandfathered Person (as defined below) shall not become an Acquiring Person unless such Person shall become the beneficial owner of more than the Grandfathered Percentage (as defined below) of the outstanding shares of Common Stock. In the event that a person becomes an Acquiring Person or the Board of Directors determines that a person is an Adverse Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive upon exercise that number of Units of Series A Preferred Stock having a market value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction or 50% of the Company's assets or earning power is sold, the rights entitle holders to acquire common stock of the acquiring company having a value equal to two times the exercise price of the rights (such right is referred to as the Merger Right). The rights may be redeemed in whole by the Company at $.01 per right at any time prior to (i) the date on which a person is declared an Adverse Person, (ii) the 10th business day after the Stock Acquisition Date or (iii) the occurrence of an event giving right to a Merger Right. The rights will expire on July 24, 2001.

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

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

(11) Acquisitions

     On February 16, 1996, World Gift Imports (Barbados), Inc., a subsidiary of LS Holding, Inc. which is a subsidiary of the Company, purchased the leasehold rights, fixtures and inventories of two retail stores located in Barbados, West Indies from Dacosta Mannings Inc., a subsidiary of Barbados Shipping & Trading Company Limited. The two stores were previously operated under the name of Louis Bayley and sold merchandise similar to that carried in the Company's retail stores such as name brand watches, jewelry, china, crystal and gift items at duty free prices. The Company began operating the two stores as Little Switzerland stores on February 19, 1996.

     The purchase price of approximately $10.6 million was financed by bank borrowing provided by the Company's two primary banks, Chase Bank and Bank of Nova Scotia, of approximately $9 million and the issuance of preferred stock of approximately $1.6 million by World Gift Imports (Barbados), Limited to the seller. The preferred stock has been presented as a minority interest in a consolidated subsidiary in the accompanying financial statements. The purchase price is subject to adjustment three and four years after the closing date, based on the sales performance of the two purchased stores and any additional stores that may be opened by the Company in Barbados during that period. No dividends or interest are paid or accrued on the preferred stock. The Company pays to the seller a management fee of 2.5% of its Barbados stores annual sales up to $15 million and 1.25% of annual sales in excess of $15 million, so long as the preferred stock is unredeemed. These management fees totaled approximately $202,000 $190,000 and $55,000 for the fiscal 1998, 1997 and 1996, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The preferred stock may be redeemed by the Company at face value at any time after three years from the date of close through nine years from the date of close. Following that period, the Company retains the right of first refusal to match any bona fide offer from a third party to purchase the preferred stock.

     The transaction was accounted for as a purchase transaction whereby the purchase price, including transactions costs, was allocated to the tangible and intangible assets acquired, based on their estimated fair value as of February 16, 1996.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     Unaudited pro forma operating results of the Company for the year ended June 1, 1996 as adjusted for the debt financing and estimated effects of the acquisition as if it had occurred on June 1, 1995, are as follows:

      Net sales                                       $68,661,000

      Net income                                      $ 1,103,000

      Net income per basic share                      $       .13

      Weighted average shares outstanding               8,456,000

(12) Gain on Insurance Proceeds

     In September 1995, Hurricanes Luis and Marilyn inflicted damage on several of the Company's stores and caused significant damage to various islands' infrastructures, including hotels and other tourist facilities. All damaged stores had reopened by November 30, 1996.

     The Company settled all outstanding claims related to the hurricanes with its insurance carrier. In connection with the final settlement, the Company received approximately $13.4 million in property and business interruption proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. Approximately $560,000 of deferred income as of June 1, 1996 representing fiscal 1997 lost profits for the Marigot store, was recorded as income in the Company's consolidated statement of income for fiscal 1997.

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

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     The estimated loss of approximately $2.4 million is recorded in general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 31, 1997. As a result of the charge, the Company filed amended financial statements on Form 10-Q for each of the quarters within fiscal 1997. The Company has insurance coverage with a maximum claim limitation of $1 million. A claim for the full amount of the loss was submitted and payment of $1 million was received by the Company. The Company also intends to seek full restitution from the charged individuals, however, the Company does not know what, if any, of the funds are still in the possession of such individuals. The Company has, to date, received $65,000 in restitution from the employee. In addition to pursuing criminal charges, the Company commenced civil proceedings against the two individuals on March 12, 1998 in an effort to reclaim any such funds. The Company has classified the settlement from its insurance carrier as a credit to selling, general and administrative expense for the year ended May 30, 1998. The legal and accounting costs associated with this matter amounted to approximately $646,000 and have been recorded in selling, general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 30, 1998.

(14) Subsequent Events

     Termination of Merger Agreement

     On June 9, 1998, the Company announced it had terminated its merger agreement with DRHC because of DRHC's inability to raise the financing necessary to complete the merger.

     On June 10, 1998, the Company filed a civil action against DRHC, DRHC's owner and some of DRHC's corporate affiliates in Delaware federal court, alleging breach of the Agreement and Plan of Merger, dated February 4, 1998, as well as claims of misrepresentation and civil conspiracy. The Company is seeking substantial monetary damages, including, without limitations, consequential damages relating to the impairment of its business.

     The costs associated with this matter, which consist primarily of legal and investment banking fees, amounted to approximately $2.7 million and have been recorded in selling, general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 30, 1998.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 May 30, 1998

                                  (Continued)

     Relationship with Rolex

     On July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company. Sales of Rolex products accounted for approximately 26%, 24% and 23% of Little Switzerland's total retail sales during fiscal 1998, 1997 and 1996, respectively. Little Switzerland has announced that it is actively exploring opportunities for expanding existing and adding new, world class product lines in both watches and jewelry. The Company believes that the loss of Rolex will have a material adverse effect on the Company's results of operations for the fiscal year ending May 29, 1999 and beyond.

     Termination of Franchise Agreement

     On July 21, 1998, the Company and Solomon mutually agreed to terminate the franchise agreement as of November 1, 1998.

     Governance

     On August 14, 1998, the Company announced the resignation of its President and Chief Executive Officer, John E. Toler, Jr., effective August 31, 1998. At the request of the Company's Board of Directors, Mr. Toler will remain a Director of the Company until the next annual stockholders' meeting. Mr. C. William Carey, Chairman of the Board of Directors, will act as interim Chief Executive Officer until such time as a successor is identified.

     Mr. Toler's options, all of which are fully vested, to purchase 300,000 shares of the Company's common stock at $3.50 have been extended and can be exercised through September 1, 2000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information called for by Item 10 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Item 11 is incorporated herein be reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting.


                                    PART IV

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

    10.20 Consulting Agreement between C. William Carey and the Company is incorporated herein by reference to Exhibit 10.20 of the 10-K/A Report for the year ended May 31, 1997.

    10.21 Employment Agreement, dated as of November 12, 1997, between Thomas S. Liston and the Company is filed herewith as Exhibit 10.21.

    10.22 First Amendment to Employment Agreement, dated as of June 14, 1998, between Thomas S. Liston and the Company is filed herewith as
          Exhibit 10.22.

    10.23 Letter Agreement, dated as of August 14, 1998, between the Company and John E. Toler, Jr. is filed herewith as Exhibit 10.23.

    10.24 Franchise Agreement, dated as of November 1, 1996, among the Company, L.S. Wholesale, Inc. and Solomon Brothers, Limited is filed herewith as Exhibit 10.24.

    10.25 Success Fee Agreement, dated as of February 4, 1998, between the Company and C. William Carey is filed herewith as Exhibit 10.25.

(21) Subsidiaries of Registrant: A list of Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the 10-K/A Report for the year ended May 31, 1997.

(23) Consent of Experts and Counsel: Consent of Arthur Andersen LLP is filed herewith as Exhibit 23.

     (b) Report on Form 8-K. The registrant filed the following Current Reports on Form 8-K during the three month period ended May 30, 1998:

         1. On May 5, 1998, the Company filed a Current Report on Form 8-K announcing that the Company had received correspondence from DRHC's counsel indicating that DRHC's financing commitment letters from DLJ Bridge Finance, Inc. and Donaldson, Lufkin & Jenrette, Inc. had terminated on April 30, 1998.

         2. On May 11, 1998, the Company filed a Current Report on Form 8-K announcing that the Agreement and Plan of Merger, dated as of February 4, 1998, with DRHC and certain of DRHC's subsidiaries and the transactions contemplated thereby had been adopted by the requisite affirmative vote of the Company's stockholders at the Special Meeting of the Stockholders held on May 8, 1998.

                                   SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28 day of August, 1998.

                                         Little Switzerland, Inc.



                                         By: /s/ John E. Toler, Jr.
                                            -----------------------
                                            John E. Toler, Jr.
                                            Chief Executive Officer
                                              and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures                  Title                             Date Signed
----------                  -----                             -----------

/s/ Thomas S. Liston        Chief Financial Officer,          August 28, 1998
--------------------        Vice President and
Thomas S. Liston            Treasurer (Principal Financial
                            and Accounting Officer)


/s/ C. William Carey        Chairman of the Board and         August 28, 1998
--------------------        Director
C. William Carey


/s/ Timothy B. Donaldson    Director                          August 28, 1998
------------------------
Timothy B. Donaldson


/s/ Ilene B. Jacobs         Director                          August 28, 1998
-------------------
Ilene B. Jacobs


/s/ Kenneth W. Watson       Director                          August 28, 1998
---------------------
Kenneth W. Watson


/s/ John E. Toler, Jr.      Chief Executive Officer           August 28, 1998
----------------------      and Director (Principal
John E. Toler, Jr.          Executive Officer)