Form 10-K/A
period 1998-05-30
LITTLE SWITZERLAND INC/DE
filed 1998-09-28
CIK 875523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 17, 1998, 8,624,202 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $2.625 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of September 17, 1998, was $22,205,405.

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

    Little Switzerland was incorporated in the state of Delaware on May 23, 1991. On July 17, 1991, approximately 68% of the outstanding common stock, par value $.01 per share (the "Common Stock"), of Little Switzerland was sold in a public offering. L.S. Wholesale, Inc. ("L.S. Wholesale") and L.S. Holding, Inc. ("L.S. Holding") are wholly-owned subsidiaries of Little Switzerland. As of September 17, 1998, there were ten subsidiaries of L.S. Holding incorporated in various jurisdictions. L.S. Wholesale acts as purchasing agent for items sold by the Company's stores. The subsidiaries of L.S. Holding are as follows:

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

    As used throughout this report on Form 10-K/A, the terms fiscal 1998, 1997 and 1996 refer to the Company's twelve month periods ended May 30, 1998, May 31, 1997 and June 1, 1996, respectively.

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

    Watches.  The most significant product line for Little Switzerland is
    -------
watches. Sales of watches comprised approximately 47%, 44% and 43% of sales in fiscal 1998, 1997 and 1996, respectively. The primary watch lines marketed by Little Switzerland during the last three fiscal years included such quality brand names as Rolex, Rado, Omega, Raymond Weil, Cartier, Tag-Heuer, Breitling, Citizen and Tissot, prices for which generally range from $200 to $30,000. Historically, the Company was the exclusive authorized retailer for Rolex watches on the islands on which the Company operates. Following the execution of the Agreement and Plan of Merger, dated as of February 4, 1998 (the "Merger Agreement"), with Destination Retail Holdings Corporation ("DRHC") and certain of its affiliates, Rolex suspended shipments of its products to the Company because Rolex indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. Following termination of the Merger Agreement, on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through Little Switzerland's stores. Sales of Rolex watches accounted for 26%, 24% and 23% of the Company's sales in fiscal 1998, 1997 and 1996, respectively. Rolex is the only manufacturer whose products accounted for more than 10% of the Company's sales in any of the last three fiscal years. In order to mitigate the impact on sales of the loss of Rolex products, the Company is actively exploring opportunities for expanding existing, and adding new, world class product lines in both watches and jewelry. In connection with these efforts, the Company has added Movado, Baume & Mercier and Mont Blanc time pieces to its watch lines and is adding Breitling products to its flagship store in Aruba. The Company is in discussions with Breitling to add additional locations. In addition, the Company is increasing the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher priced fashion merchandise, including diamond, tanzanite, pearl and pearl accent classifications. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Recent Developments--Rolex."

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

    Fragrances and Accessories.  Little Switzerland carries in excess of 90
    --------------------------
fragrance lines, including Yves Saint-Laurent, Estee Lauder, Chanel, Calvin Klein, Guerlain and Christian Dior, prices for which generally range from $15 to $150. The Company also offers a variety of accessories which include sunglasses, costume jewelry and writing instruments from Mont Blanc.

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

    Many of the Company's suppliers manufacture merchandise only to specific order, and the time required for manufacture may be considerable. As a result, orders for many key items may be placed only two or three times a year. The Company's inventory levels are typically high, particularly as the winter tourist season approaches, to assure tourists immediate delivery of items. The Company's buyers continually seek to identify new product lines with an emphasis on non-branded items which usually carry more attractive margins. Little Switzerland utilizes its information on buying patterns in each store and management expertise to anticipate trends in customer demand.

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

MARKETING AND ADVERTISING

    The Company's marketing plan includes targeted advertising in high-circulation travel magazines and in a large selection of local publications which are distributed to overnight guests wherever Little Switzerland stores are located and elsewhere throughout the Caribbean. The Company's choices of print media are shaped by customer and tourist demographics, local and historical sales trends which provide information about the types of tourists who are likely to purchase merchandise, and by retail buying patterns in the United States.

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

    Given the high value of the merchandise offered by the Company, security is a high priority. Sophisticated alarm systems as well as high security vaults are in place in each location, and security guards are assigned at individual stores as needs dictate. Most jewelry and watches are returned to these vaults each day at closing under close scrutiny. The Company's cycle count inventory program provides the Company with periodic verification of merchandise. The Company carries insurance coverage on its inventory in amounts which it believes to be customary and adequate.

COMPETITION

    The Company's markets contain numerous retail stores and the competition for tourist dollars is intense. Little Switzerland also competes with stores selling similar products in the United States and in other markets where tourists travel. The majority of the Company's local competitors are independently owned stores and do not offer the variety of brand name luxury products which Little Switzerland markets. The Company believes that its status as the exclusive authorized retailer of certain brand name products in a number of markets enhances its competitive position. The loss of one or more of these exclusive relationships could adversely affect the Company's ability to compete in its markets.

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

    The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean. The peak selling season in the Caribbean runs from late fall through spring. The peak selling season in Alaska runs from late spring through the summer. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Since the Company has less cash available from operations in the off-season, the Company generally borrows to finance its build-up of inventory and any expansion of Company operations. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Seasonality."

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

    On July 15, 1998, the defendants moved to dismiss the Complaint on the grounds that the court lacks subject matter jurisdiction over the claims. In addition, Mr. Crane moved to dismiss the Complaint on the grounds that the court lacks personal jurisdiction over him. Following preliminary discovery, the Company filed an opposition to the defendants' motion to dismiss. This motion remains pending before the court. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Recent Developments- -Litigation Against DRHC."

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

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "LSVI." The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the NASDAQ National Market System, as reported by NASDAQ. The Company's initial public offering of its Common Stock at $12.00 per share occurred on July 18, 1991.

                                               High        Low
                                             ---------  ----------

          Fiscal Year ended May 30, 1998
          ------------------------------

          Quarter ended August 30, 1997         7-3/8       5-5/8
          Quarter ended November 29, 1997       7           6
          Quarter ended February 28, 1998       7-27/32     6
          Quarter ended May 30, 1998            8           5-7/16

          Fiscal Year ended May 31, 1997
          ------------------------------

          Quarter ended August 30, 1996         5-3/4      4
          Quarter ended November 29, 1996       5-1/2      4-1/4
          Quarter ended February 28, 1997       5-1/8      4-7/16
          Quarter ended May 31, 1997            6-3/8      4-1/4

    The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

    On September 17, 1998, there were 132 holders of record of the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

    Little Switzerland has not sold any securities within the past three years that were not registered under the Securities Act of 1933, as amended.

ITEM 6  SELECTED FINANCIAL DATA

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

    The following represents the components of operating results for the three years ended:

                                                 Fiscal Year Ended
                                       -------------------------------------
                                       May 30,        May 31,        June 1,
                                         1998           1997           1996
                                       -------        -------        -------

Net sales                               100.0%         100.0%         100.0%

Cost of sales                            57.5           56.3           57.5
                                        -----          -----          -----

Gross profit                             42.5           43.7           42.5

Selling, general and administrative      43.7           41.3           47.3
 expenses

Gain on insurance proceeds                 --           (0.6)          (7.5)
                                        -----          -----          -----

Operating Income (Loss)                  (1.2)           3.0            2.7
Interest expense, net                     1.5            1.7            0.9
                                        -----          -----          -----

Income (Loss) before Provision           (2.7)           1.3            1.8
  for Income Taxes

Provision for Income Taxes                0.9             --            0.3
                                        -----          -----          -----

Net Income (Loss) before Cumulative      (3.6)            --             --
  Effect of Change in Accounting
  Principle

Cumulative Effect of Change in           (0.2)            --             --
                                                       -----          -----
  Accounting Principle

Net (Loss) income                       (3.8)%           1.3%           1.5%
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

    Although the Company continues to work to improve its accounting and reconciliation methods, since the defalcation, certain of these methods have been revised to improve monitoring of the Company's systems. For example, the Company's accounting system has been revised to facilitate the closer monitoring of detail transactions, so that each separate transaction is posted rather than posting totals by category. In addition, the Company's Treasury and Accounting staffs have been increased and their functions upgraded and reorganized in an attempt to provide adequate segregation of duties and more timely bank account reconciliations. Accordingly, unlike at the time of the defalcation, no one person has control over cash deposits and disbursements, inter-bank transfers and bank account reconciliations. As part of its sales audit, the Company also has begun reconciling cash register deposits for each of its stores. As an additional check on the system, a new cash flow report is prepared daily and reviewed by management of the Company. This cash flow report sets forth, for each day, the bank balance, the book balance, disbursements, transfers and float (i.e., checks outstanding against the Company's credit line).

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

    On May 4, 1998, the Company announced that it had received correspondence from DRHC's counsel indicating that DRHC's financing commitment letters from Donaldson Lufkin & Jenrette, Inc. and DLJ Bridge Finance, Inc. (collectively, "DLJ") had terminated on April 30, 1998 in accordance with their terms and that DLJ, at that particular time, did not intend to extend or renew the commitment letters. On May 8, 1998, following stockholder approval of the proposed merger, the Company notified DRHC that the Company had satisfied all of the conditions to the Merger Agreement and informed DRHC that it was prepared to close the proposed merger at that time. In response, DRHC informed the Company that it was not yet prepared to close the proposed merger, indicated that it did not have the financing necessary to consummate the proposed merger and requested an extension of between 90 and 120 days. On May 21, 1998, the Company announced that it had received a second request by DRHC for a ninety day extension in exchange for certain limited concessions. In response, the Company indicated that it was prepared to grant a two week extension in exchange for DRHC's acknowledgment that all conditions to the merger had been satisfied and the concessions offered by DRHC. Although, the Company had the contractual right to terminate the Merger Agreement, the Company continued to work diligently with DRHC and its representatives to understand the structure, timing and likelihood of Destination's financing. In connection with the extension negotiations, DRHC repeatedly refused to provide the Company with financial or other form of security or to reimburse the Company's merger-related expenses going forward in exchange for the Company granting an extension. As a result of its diligence and these negotiations, it became clear to the Board of Directors that it was highly unlikely that DRHC would be able to raise the funds necessary to consummate the proposed merger. On June 9, 1998, the Company terminated the Merger Agreement because of DRHC's inability to raise the financing necessary to consummate the proposed merger.

Litigation Against DRHC
-----------------------

    As a result of the Company's losses associated with the termination of the Merger Agreement, on June 10, 1998, the Company filed a civil action in the United States District Court for the District of Delaware (Civil Action No. 98-315-SLR) against DRHC, Stephen Crane, DRHC's controlling stockholder, and certain of DRHC's affiliates. The Company alleges breach of the Merger Agreement and also alleges claims of misrepresentation and civil conspiracy, among other causes of action. The Company is seeking monetary damages, including, without limitation, consequential damages relating to harm to its business.

    On July 15, 1998, the defendants moved to dismiss the Complaint on the grounds that the court lacks subject matter jurisdiction over the claims. In addition, Mr. Crane moved to dismiss the Complaint on the grounds that the court lacks personal jurisdiction over him. Following preliminary discovery, the Company filed an opposition to the defendants' motion to dismiss. This motion remains pending before the court.

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

Management Changes
------------------

    On August 14, 1998, the Company announced the resignation of John E. Toler, Jr., the President and Chief Executive Officer of the Company, effective August 31, 1998. At the request of the Company's Board of Directors, Mr. Toler will remain a director of the Company until the next stockholders' meeting. Mr. Toler's decision to resign was motivated by his as well as his wife's desire to return to the continental United States. The Company has commenced the selection process for a new President and Chief Executive Officer, and is in final discussions with nationally recognized executive search firms to assist in this process. The Board of Directors appointed C. William Carey as Acting Chief Executive Officer until such time as a successor President and Chief Executive Officer is identified. Mr. Carey has relocated to St. Thomas U.S.V.I. In connection with accepting this interim position, Mr. Carey has resigned as the Chairman of the Board of Directors, effective September 1, 1998.

    On August 25, 1998, Michael M. Poole joined the Company as its Vice President and General Merchandise Manager. Thomas S. Liston has resigned as the Chief Financial Officer, Vice President and Treasurer of the Company effective September 10, 1998. Mr. Liston's decision to resign was motivated by his desire to spend more time with his family. The Company has hired David J. Nace as the new Chief Financial Officer, Executive Vice President and Treasurer of the Company effective September 10, 1998.

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

    The Company utilizes software and related technologies throughout its business that may be affected by the "Year 2000 problem," which is common to most corporations, and which concerns the inability of information systems, primarily computer software programs, to recognize and process date sensitive information properly as of and subsequent to January 1, 2000. An internal study has been completed resulting in an action plan which is designed to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company believes that this plan provides for modifications or replacements that will be accomplished in time to minimize any detrimental effects on operations. While it is not possible to give an accurate estimate of the cost of this work, the Company expects that such costs will not be material to its results of operations in one or more fiscal quarters or years, and these costs will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. System maintenance or software modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

    The Company has available unsecured credit facilities of $19.7 million of which $7.8 million in borrowings were outstanding as of May 30, 1998. These credit facilities with the Company's two lead banks are up for renewal during the second and third quarters of fiscal 1999. Management anticipates that these credit facilities will be renewed in due course. It, however, has no assurance at this time that such renewals will be granted. If these credit facilities are not renewed or the terms of these credit facilities are materially changed, it could have a material adverse effect on the Company's results of operations. Additionally, on August 11, 1998, the Chase Manhattan Bank approved a $3.0 million line of credit (the "Chase Credit Facility"), which the Company will use to support its inventory requirements for the peak selling season. According to the term sheet, the Chase Credit Facility expires 180 days from the date of the initial drawdown, which must occur no later than October 30, 1998. As of September 25, 1998, the Company has drawn $1.5 million against the Chase Credit Facility. Further, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt is payable monthly and the principal is payable in equal quarterly payments over a four year period commencing March 1997. The Company is in compliance with, or has obtained waivers for, all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts. It remains management's expectation that funds available from operations and existing credit facilities will be sufficient to fund operations and expansion for the foreseeable future.

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

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Index To Consolidated Financial Statements


                                                                            PAGE
                                                                            ----

Financial Statements as of and for the Year Ended May 30, 1998:

    Report of Independent Public Accountants...............................    18

    Consolidated Balance Sheets as of May 30, 1998 and May 31, 1997........    19

    Consolidated Statements of Operations for the fiscal years ended
        May 30, 1998, May 31, 1997 and June 1, 1996........................    20

    Consolidated Statements of Changes in Stockholders' Equity for the
        fiscal years ended May 30, 1998, May 31, 1997 and June 1, 1996.....    21

    Consolidated Statements of Cash Flows for the fiscal years ended
        May 30, 1998, May 31, 1997 and June 1, 1996........................    22

    Notes to Consolidated Financial Statements............................. 23-39

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



Boston, Massachusetts
August 3, 1998

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    (In Thousands, Except Per Share Amounts)

                                    ASSETS

                                                                    MAY 30, 1998  MAY 31, 1997
Current Assets:
 Cash and cash equivalents                                            $ 2,278       $ 1,710
 Accounts receivable                                                    1,999         2,083
 Inventory                                                             49,178        44,728
 Prepaid expenses and other current assets                              1,944         2,172
                                                                      -------       -------

   Total current assets                                                55,399        50,693
                                                                      -------       -------

Property, Plant and Equipment, at cost                                 39,688        38,565
 Less--Accumulated depreciation                                        18,230        15,201
                                                                      -------       -------
                                                                       21,458        23,364
 Other assets                                                             294         3,334
                                                                      -------       -------

   Total assets                                                       $77,151       $77,391
                                                                      =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long term debt                                    $ 2,225       $ 2,225
 Unsecured notes payable                                                7,825         8,100
 Accounts payable                                                      10,840         7,002
 Accrued and currently deferred income taxes                              777           429
 Other accrued expenses                                                 3,500         2,431
                                                                      -------       -------

   Total current liabilities                                           25,167        20,187
                                                                      -------       -------

 Long-term debt                                                         3,894         6,119

 Deferred income taxes                                                    202           186
                                                                      -------       -------

   Total liabilities                                                   29,263        26,492
                                                                      -------       -------

Commitments and Contingencies

Minority Interest                                                       1,619         1,619
                                                                      -------       -------

Stockholders' Equity:
 Preferred stock, $.01 par value-
   Authorized--5,000 shares
   Issued and outstanding--none                                             -             -
 Common stock, $.01 par value-
   Authorized--20,000 shares
   Issued and outstanding--8,624 and 8,462 shares
   at May 30, 1998 and May 31, 1997, respectively                          87            85
 Capital in excess of par                                              15,601        14,811
 Retained earnings                                                     30,581        34,384
                                                                      -------       -------

     Total stockholders' equity                                        46,269        49,280
                                                                      -------       -------

     Total liabilities, minority interest and stockholders' equity    $77,151       $77,391
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

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    (In Thousands, Except Per Share Amounts)

                                                                           FISCAL YEARS ENDED
                                                                ------------------------------------------
                                                                MAY 30, 1998    MAY 31, 1997  JUNE 1, 1996

Net Sales                                                          $100,368        $88,314       $62,895

Cost of Sales                                                        57,728         49,721        36,164
                                                                   --------        -------       -------

 Gross profit                                                        42,640         38,593        26,731

Selling, General and Administrative Expenses                         43,805         36,492        29,778

Gain on Insurance Proceeds                                                -            560         4,713
                                                                   --------        -------       -------

 Operating (loss) income                                             (1,165)         2,661         1,666

Interest expense, net                                                 1,540          1,502           558
                                                                   --------        -------       -------

 (Loss) income before income taxes and cumulative
 effect of change in accounting principle                            (2,705)         1,159         1,108

Provision for Income Taxes                                              863              -           193

 (Loss) income before cumulative effect of change
 in accounting principle                                             (3,568)         1,159           915

Cumulative Effect of Change in Accounting
 Principle, net of applicable tax                                      (235)             -             -
                                                                   --------        -------       -------

   Net (loss) income                                               $ (3,803)       $ 1,159       $   915
                                                                   ========        =======       =======

Basic and Diluted Earnings (Loss) per common share:
 (Loss) income before cumulative effect of change in
   accounting principle                                            $  (0.42)         $0.14         $0.11
 Cumulative effect of change in accounting principle,
   net of applicable tax                                              (0.03)             -             -
                                                                   --------        -------       -------

   Basic and diluted (loss) earnings per common share              $  (0.45)         $0.14         $0.11
                                                                   ========        =======       =======

Weighted Average Shares Outstanding:
 Basic                                                                8,505          8,459         8,456
                                                                   --------        -------       -------
 Diluted                                                              8,505          8,543         8,520
                                                                   --------        -------       -------

  The accompanying notes are an integral part of these consolidated financial statements.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In Thousands)

                                            COMMON STOCK    CAPITAL IN    RETAINED
                                           SHARES  AMOUNT  EXCESS OF PAR  EARNINGS    TOTAL

BALANCE, MAY 31, 1995                       8,452     $85    $14,776       $32,310   $47,171

Net Income                                      -       -          -           915       915
Shares issued under stock purchase plan         5       -         16             -        16
                                            -----     ---    -------       -------   -------

BALANCE, JUNE 1, 1996                       8,457      85     14,792        33,225    48,102

Net income                                      -       -          -         1,159     1,159

Shares issued under stock purchase plan         5       -         19             -        19
                                            -----     ---    -------       -------   -------

BALANCE, MAY 31, 1997                       8,462      85     14,811        34,384    49,280

Net loss                                        -       -          -        (3,803)   (3,803)
Shares issued under stock purchase plan         2       -         13             -        13

Exercise of stock options                     160       2        777             -       779
                                            -----     ---    -------       -------   -------

BALANCE, MAY 30, 1998                       8,624     $87    $15,601       $30,581   $46,269
                                            =====     ===    =======       =======   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (In Thousands)


                                                                                FISCAL YEARS ENDED
                                                                    ------------------------------------------
                                                                    MAY 30, 1998   MAY 31, 1997   JUNE 1, 1996
Cash Flows From Operating Activities:
 Net income (loss)                                                    $ (3,803)      $  1,159       $    915
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
   Depreciation and amortization                                         3,379          3,077          2,489
   Cumulative effect of change in accounting principle                     235              -              -
   Impairment of long-lived assets                                       2,508              -              -
   Deferred gain from insurance proceeds                                     -           (560)             -
   Loss on retirement of fixed assets                                        -             22          2,918
   Increase (decrease) in deferred income taxes                             16             96           (144)
 Changes in assets and liabilities-
   Decrease (increase) in accounts receivable                               84           (191)           (72)
   Increase in inventory                                                (4,450)        (1,050)        (3,499)
   Decrease (increase) in prepaid expenses and
     other current assets                                                  189           (522)           178
   Increase in accounts payable                                          3,838            163            355
   Increase (decrease) in other accrued expenses                         1,069           (234)         1,065
   Increase (decrease) in accrued and currently deferred
     income taxes                                                          348         (1,573)          (395)
                                                                      --------       --------       --------

     Net cash provided by operating activities                           3,413            387          3,810
                                                                      --------       --------       --------

Cash Flows from Investing Activities:
 Capital expenditures                                                   (1,123)        (4,388)        (6,806)
 Increase in other assets                                                  (14)          (145)        (1,609)
 Acquisition of inventory and fixed assets                                   -              -         (8,917)
                                                                      --------       --------       --------

   Net cash used in investing activities                                (1,137)        (4,533)       (17,332)
                                                                      --------       --------       --------

Cash Flows from Financing Activities:
 Borrowing under unsecured notes payable                                24,150         26,950         32,400
 Repayment of unsecured notes payable                                  (24,425)       (25,950)       (25,300)
 (Repayments of) proceeds from long term borrowings                     (2,225)          (556)         8,900
 Issuance of common stock                                                  792             19             16
                                                                      --------       --------       --------

   Net cash (used in) provided by financing activities                  (1,708)           463         16,016
                                                                      --------       --------       --------

   Net increase (decrease) in cash and cash equivalents                    568         (3,683)         2,494

Cash and cash equivalents, beginning of year                             1,710          5,393          2,899
                                                                      --------       --------       --------

Cash and cash equivalents, end of year                                $  2,278       $  1,710       $  5,393
                                                                      ========       ========       ========

Cash paid during the year for:
 Income taxes                                                         $    515       $  1,543       $    762
                                                                      ========       ========       ========
 Interest                                                             $  1,498       $  1,450       $    590
                                                                      ========       ========       ========

Noncash Activity:
 Issuance of Preferred Stock by subsidiary in
   acquisition of inventory and fixed assets                                 -              -          1,619
                                                                      ========       ========       ========

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

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                  May 30, 1998
                                  (Continued)


    Property, Plant and Equipment

    Fixed assets are depreciated over their estimated useful lives, principally using the straight-line method. Maintenance and repair costs are charged to expense as incurred. Property, plant and equipment consist of the following:

                                   ESTIMATED USEFUL      MAY 30,      MAY 31,
                                      LIFE RANGE          1998         1997

     Land and buildings              20-40 years       $ 7,295,000  $ 7,215,000
     Furniture and fixtures           3-10 years        12,450,000   12,338,000
     Equipment                        3-20 years         5,102,000    4,735,000
     Construction-in-progress             -                 37,000      162,000
     Leasehold improvements      Life of the lease or   14,804,000   14,115,000
                                 useful life, which-   -----------  -----------
                                 ever is shorter       $39,688,000  $38,565,000
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

                                                                             FISCAL YEARS ENDED
                                                                  ----------------------------------------
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

(5) Income Taxes

    The domestic (United States Virgin Islands USVI, and Ketchikan, Juneau and Skagway, Alaska) and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows:

                                             FISCAL YEARS ENDED
                               ---------------------------------------------
                               MAY 30, 1998      MAY 31, 1997   JUNE 1, 1996

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
                               ===========        ==========     ==========

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                  May 30, 1998
                                  (Continued)


    The components of the provision (benefit) for income taxes are as follows:

                                              FISCAL YEARS ENDED
                               ---------------------------------------------
                               MAY 30, 1998      MAY 31, 1997   JUNE 1, 1996
    Current-
      Domestic                 $   339,000        $  (96,000)    $  137,000
      Foreign                      508,000                 -        200,000
                               -----------        ----------     ----------
                                   847,000           (96,000)       337,000
                               -----------        ----------     ----------
    Deferred-
      Domestic                      16,000            96,000       (144,000)
      Foreign                            -                 -              -
                               -----------        ----------     ----------
                               $   863,000        $        -     $  193,000
                               ===========        ==========     ==========

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

    The Company's effective tax rate is less than the USVI statutory rate of 37.4% due to the following:

                                                                 FISCAL YEARS ENDED
                                                      ------------------------------------------
                                                      MAY 30, 1998   MAY 31, 1997   JUNE 1, 1996

Computed tax provision (benefit) at statutory rate     $(1,012,000)     $ 434,000    $   426,000

Increases (reductions) resulting from-

Differences between foreign provisions                     442,000       (441,000)       (59,000)
recorded and provisions at USVI rate

Effect of earnings of subsidiary in USVI subject
to lower tax rate                                       (1,836,000)      (891,000)    (1,032,000)

Effect of subsidiary net operating losses                3,269,000        898,000        858,000
not benefited
                                                       -----------      ---------    -----------

                                                       $   863,000      $       -    $   193,000
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

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                  May 30, 1998
                                  (Continued)


(9) Quarterly Data (Unaudited)

    The following presents the unaudited quarterly results of operations for the fiscal years ended May 30, 1998 and May 31, 1997 (in thousands except per share data):

                                  FIRST         SECOND        THIRD      FOURTH
                                 QUARTER       QUARTER       QUARTER    QUARTER
                                  ENDED         ENDED         ENDED      ENDED
                               ------------  ------------  -----------  --------
                                AUGUST 30    NOVEMBER 29   FEBRUARY 28   MAY 30

FISCAL 1998

Net sales                        $20,370       $21,034       $34,925    $24,039
Gross profit                       8,657         9,037        15,024      9,922
Net income (loss)                   (157)         (168)        1,789     (5,267)
Net income (loss) per share        (0.02)        (0.02)         0.21      (0.62)

                                AUGUST 31    NOVEMBER 30     MARCH 1     MAY 31

FISCAL 1997

Net sales                        $15,868       $17,458       $32,624    $22,364
Gross profit                       6,896         7,638        14,498      9,561
Net income (loss)                   (769)         (560)        2,411         77
Net income (loss) per share        (0.09)        (0.07)         0.28       0.01

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

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                  May 30, 1998
                                  (Continued)


    A summary of the status of the Company's stock option plans at May 30, 1998, May 31, 1997 and June 1, 1996, together with changes during the periods then ended, are presented in the following table:

                                                    1998                1997                1996
                                            -------------------  ------------------   ------------------
                                                      WEIGHTED            WEIGHTED             WEIGHTED
                                                      AVERAGE             AVERAGE              AVERAGE
                                                      PRICE PER           PRICE PER            PRICE PER
                                            SHARES     SHARE     SHARES    SHARE      SHARES    SHARE

   Outstanding at beginning of period       903,500    $6.24    839,344    $ 6.36   531,844     $8.02
   Grants during period                      37,000     6.15     65,000      4.79   315,000      3.61
   Exercised during period                 (160,000)    4.87          -         -         -         -
   Forfeitures/Cancellations
      during period                         (68,500)    7.09      (844)     10.00    (7,500)     8.67
   Outstanding at end of period             712,000     6.46   903,500       6.24   839,344      6.36
   Options exercisable at end of period     712,000     6.46   402,800       7.28   279,999      8.59

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

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                  May 30, 1998
                                  (Continued)

                                  YEAR ENDED   YEAR ENDED  YEAR ENDED
                                   MAY 30,      MAY 31,     JUNE 1,
                                     1998         1997        1996

       Net Income-
          As Reported            $(3,803,473)  $1,159,266    $914,921
          Pro Forma               (4,498,460)     967,129     776,527

       Basic and Diluted EPS-
          As Reported            $     (0.45)  $     0.14    $   0.11
          Pro Forma                    (0.53)        0.11        0.09

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

    The Board of Directors of the Company currently consists of four members and is divided into two classes, with two Directors in each of classes II and III. Directors serve for three-year terms, with one class of Directors being elected by the Company's stockholders at each annual meeting. Ms. Ilene B. Jacobs who was a Class I Director, has resigned as a Director of the Company effective September 14, 1998. Ms. Jacob's resignation was due to her acceptance of new employment, which required her to terminate all outside directorships she held as of the date of such acceptance.

    Set forth below is certain information regarding the Directors of the Company as of September 17, 1998, based on information furnished by them to the Company.

Name                                           Age       Director Since
----                                           ---       --------------

CLASS I-TERM EXPIRES 1998

None

CLASS II-TERM EXPIRES 1999

Timothy B. Donaldson................            64            1991
Kenneth W. Watson...................            55            1991

CLASS III-TERM EXPIRES 1997

C. William Carey....................            61            1991
John E. Toler, Jr. .................            55            1995

    The principal occupation and business experience during at least the last five years for each Director of the Company is set forth below.

    Mr. Carey resigned as the Chairman of the Board of Directors of the Company effective September 1, 1998 and, on such date, became the Acting Chief Executive Officer of the Company. Mr. Carey will continue to serve as a Director of the Company. Since January 1997, Mr. Carey has been President of Carey Associates, Inc., a company engaged in international marketing and finance, management consulting and Russian business development. From 1965 through January 3, 1997, he served as Chairman, Chief Executive Officer, President and Treasurer of Town & Country Corporation ("Town & Country"), which was the sole stockholder of the Company prior to the public offering of approximately 68% of the Company's Common Stock in July 1991. Town & Country is a public company specializing in the international design, manufacture and distribution of jewelry. On November 11, 1997, Town & Country filed a petition under chapter 11 of the federal bankruptcy laws with the United States Bankruptcy Court for the District of Massachusetts (Case No: 97-20872-WCH). Town & Country's Fourth Amended Plan of

Reorganization, dated April 16, 1998, was confirmed on May 26, 1998. Mr. Carey is also a Director of Prospect Street High Income Portfolio, Inc.

    Mr. Donaldson has been Chairman and Chief Executive Officer of Dynamo M. Ltd., an investment trading company, since 1995. Presently, Mr. Donaldson is also Chairman of the Bahamas Securities and Exchange Commission. He has been Ambassador to the United States, Government of the Bahamas (1993 to 1995); Chairman, Bank of Montreal (Bahamas & Caribbean Ltd.) (1980 to 1983); Governor, the Central Bank of The Bahamas (1968 to 1980); Governor, International Monetary Fund (1974 to 1980); Governor, The World Bank (1974 to 1980); and Governor, Caribbean Development Bank (1975 to 1980).

    Mr. Toler served as President and Chief Executive Officer of the Company until his resignation as such effective August 31, 1991. Mr. Toler has served as a Director of the Company since November 1, 1995. Prior to joining the Company, Mr. Toler was Director of Merchandising of Trimingham's, Bermuda, from May 1995 through October 1995 and President and Chief Executive Officer of Sage-Dey, Inc. from August 1991 to May 1993. From October 1990 through July 1991, Mr. Toler was President and Chief Executive Officer of Sage-Allen, Inc. Mr. Toler was a 15-year employee of May Department Stores Company where he served as President and Chief Executive Officer of several regional department store divisions. Mr. Toler has been President and Chief Executive Officer of prestigious retail companies for 14 years of his 30 years in the retail trade and has been an active participant in numerous retail associations. In the past, Mr. Toler has served on the Board of Directors of Norwest Bank Midland and the Fund For the Arts and Convention Bureau. Also, Mr. Toler has been a past sponsor/counselor to Explorer Groups and has volunteered to assist with Habitat for Humanity Housing Projects.

    Mr. Watson served as Chief Executive Officer and President of the Company from January 1, 1994 to October 21, 1994, and has been a Director since 1991. Since October 1996, Mr. Watson has served as Vice President-Consumer Marketing of the New York Times Magazine Group, a subsidiary of the New York Times Company. Mr. Watson served as Executive Vice President of K-Mart Corporation from October 1994 through March 1996. Mr. Watson was President of Louis Vuitton Stores, Inc. from July 1992 to March 1993. Previously, he was Chairman and Chief Executive Officer of Gump's, a retailer of jewelry, art and gift items from September 1989 to June 1992 and President and Chief Executive Officer of Cartier, Inc. from 1985 to September 1989.

EXECUTIVE OFFICERS

    The names and ages of all executive officers of the Company and the principal occupation and business experience during at least the last five years for each are set forth below as of September 17, 1998.

          Name                   Age              Position
          ----                   ---              --------
C. William Carey...........      61     Acting Chief Executive Officer

David J. Nace..............      52     Chief Financial Officer, Executive Vice
                                        President and Treasurer

William Canfield...........      50     Vice President of Store Operations

Michael M. Poole...........      55     Vice President and General Merchandise
                                        Manager

    Mr. Nace became the Chief Financial Officer, Executive Vice President and Treasurer of the Company effective September 10, 1998. Mr. Nace was the Executive Vice President, Chief Financial Officer and Treasurer for Gart Sports Company, a publicly held, full-line sporting goods retailer, from October 1993 to January 1998. From June 1981 to June 1993, Mr. Nace was the Vice President, Controller of Child World, Inc.

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

    Mr. Poole became the Vice President and General Merchandise Manager of the Company effective August 25, 1998. Mr. Poole was the Director of Licensing for Combine International Inc., a jewelry manufacturing company, from August 1996 to August 1998. From September 1991 to July 1996, Mr. Poole was the President of NXP, d/b/a Jewels at A.H. Riise, a retail jewelry store in St. Thomas, U.S.V.I.

    Each of the officers holds his respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Section 16(a) reports were required for those persons, the Company believes that during the fiscal year ended May 30, 1998, Mr. Carey inadvertently failed to timely file a Form 4 with respect to the exchange of 25,000 shares of Town & Country Exchangeable Preferred Stock on a share-for-share basis into 25,000 shares of the Company's Common Stock. Mr. Carey subsequently filed the required form.

ITEM 11.  EXECUTIVE COMPENSATION

    The following sections of this Form 10-K/A set forth and discuss the compensation paid or awarded during the last three years to (i) the Company's Chief Executive Officer and the two most highly compensated executive officers who earned in excess of $100,000 during fiscal 1998 and (ii) one other individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 1998.

SUMMARY COMPENSATION TABLE

    The following table shows for the fiscal years ended June 1, 1996, May 31, 1997 and May 30, 1998 compensation paid by the Company to (i) the Chief Executive Officer and the two most highly compensated executive officers who earned in excess of $100,000 during fiscal 1998 and (ii) one other individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal year 1998.

                                            ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                ----------------------------------------------  ------------------------------------
                                                                                           AWARDS            PAYOUTS
                                                                                --------------------------- --------
                                                                  OTHER ANNUAL   RESTRICTED     SECURITIES     LTIP   ALL OTHER
                                           SALARY      BONUS      COMPENSATION  STOCK AWARDS    UNDERLYING   PAYOUTS COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR         ($)        ($)            ($)          ($)         OPTIONS (#)    ($)       ($)
---------------------------     ----      --------   ----------   ------------  ------------   ------------  ------- ------------
John E. Toler, Jr..........     1998      $300,000     $140,000      $4,000(7)             -              -       -   $6,688(12)(13)

 President and Chief            1997      $300,000            -      $3,000(7)             -        300,000(10)   -   $   3,894(12)
 Executive Officer(1)           1996      $177,804     $ 50,000      $1,750(8)             -              -

Thomas S. Liston...........     1998     $ 81,845           -                              -         25,000(11)   -           -
 Chief Financial Officer,       1997            -           -                              -              -       -           -
 Vice President and             1996            -           -                              -              -       -           -
 Treasurer(2)

William Canfield...........     1998      $173,000     $ 28,000           -                -              -       -   $   8,659(14)
 Vice President of              1997      $173,000            -           -                -              -       -           -
 Store Operations               1996      $156,327     $ 15,000           -                -              -       -           -

Ronald J. Lataille.........     1998      $ 74,077     $ 50,000(4)        -                -              -       -           -
 President and Chief            1997      $150,000     $ 44,202(5)        -                -              -       -           -
 Executive Officer,             1996      $110,000     $ 70,000(6)   $1,250(9)             -              -       -           -
 Chief Financial Officer
 and Vice President(3)

-------------------

(1) Mr. Toler resigned as the Chief Executive Officer and President of the Company effective August 31, 1998.

(2) Mr. Liston resigned as the Chief Financial Officer, Vice President and Treasurer of the Company effective September 10, 1998.

(3) Mr. Lataille resigned as the acting Chief Executive Officer and President of the Company on October 31, 1995, and resigned as Chief Financial Officer and Vice President of the Company on October 31, 1997.

(4)  Mr. Lataille was awarded a one time stay bonus of $50,000 during fiscal
     1998.

(5) Mr. Lataille was awarded a bonus of $44,202 as compensation for certain services to the Company performed in fiscal 1997. Specifically, Mr. Lataille provided additional services to the Company in connection with (i) the preparation and filing of an insurance claim on behalf of the Company in connection with hurricane damage to certain of the Company's properties and
    (ii) the initial analysis for the disposition and redevelopment of assets of the Company, to be used later by Wasserstein Perella & Co., Inc., the Company's financial advisor, in the development of a strategic plan for the Company.

(6) Mr. Lataille was awarded a bonus of $50,000 as compensation for his services to the Company as its acting President and Chief Executive Officer from October 21, 1994 to October 31, 1995.

(7) This amount represents the cost to the Company for one year of certain automobile allowances.

(8) This amount represents the cost to the Company for seven months of certain automobile allowances.

(9) This amount represents the cost to the Company for five months of certain automobile allowances.

(10) In connection with his appointment as President and Chief Executive Officer of the Company, the Company granted Mr. Toler an option to purchase 300,000 shares of the Company's Common Stock pursuant to the Little Switzerland, Inc. 1991 Stock Option Plan (the "1991 Option Plan").

(11) In connection with his appointment as Chief Financial Officer, Vice President and Treasurer of the Company, the Company granted Mr. Liston an option to purchase 25,000 shares of the Company's Common Stock pursuant to the 1991 Option Plan.

(12) Effective June 1, 1996, the Company replaced its tax-qualified discretionary contribution retirement plan (the "Retirement Plan") with a 401(k) Plan under which the Company matches each employee's contribution up to 3% of compensation. In fiscal 1998, the Company contributed $2,423 to the individual account maintained on behalf of Mr. Toler pursuant to the 401(k) Plan. In fiscal 1997, the Company contributed $3,894 to an individual account maintained on behalf of Mr. Toler pursuant to the 401(k) Plan.

(13) This amount includes $4,265 in insurance premiums paid by the Company with respect to term life insurance for the benefit of Mr. Toler.

(14) This amount represents $1,092 in insurance premiums paid by the Company with respect to term life insurance for the benefit of Mr. Canfield and $7,567 in remainder of premiums paid by the Company due to Mr. Canfield's interest in the cash surrender value under one such insurance policy.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth the number of shares underlying stock options granted during fiscal 1998 to the Chief Executive Officer and each other executive officer named in the Summary Compensation Table and certain other information regarding such stock options.

                                              INDIVIDUAL GRANTS
                      --------------------------------------------------------
                                                                                                              ALTERNATIVE
                       NUMBER OF     PERCENT OF                                    REALIZABLE VALUE            TO (f) AND
                      SECURITIES      TOTAL                                        AT ASSUMED ANNUAL          (g) : GRANT
                      UNDERLYING      OPTIONS/                                      RATES OF STOCK             DATE VALUE
                       OPTION      SARS GRANTED   EXERCISE                        PRICE APPRECIATION          ------------
                        /SARS      TO EMPLOYEES    OR BASE                         FOR OPTION TERM             GRANT DATE
                       GRANTED    IN FISCAL        PRICE                       ----------------------           PRESENT
NAME                     (#)         YEAR        ($/Sh)(1)     EXPIRATION DATE    5% ($)     10% ($)            VALUE $
---------------------  -------   ------------    --------      --------------- ---------     ---------        ------------

John E. Toler, Jr....        -              -          -                    -                    -         -            -

Thomas S. Liston(2)..   25,000            100%   $6.4375              9/29/07              101,213   256,493            -

William Canfield.....        -              -          -                    -                    -         -            -

Ronald J. Lataille...        -              -          -                    -                    -         -            -

--------------
(1) The exercise price is equal to the fair market value of a share of Common Stock on the grant date. The amounts shown as potential realizable value illustrate what might be realized upon exercise immediately prior to expiration of the option term using the 5% and 10% appreciation rates established in regulations of the SEC, compounded annually. The potential realizable value is not intended to predict future appreciation of the price of the Company's Common Stock. The values shown do not consider nontransferability, vesting or termination of the options upon termination of employment.

(2) In connection with his appointment as Chief Financial Officer, Vice President and Treasurer of the Company, the Company granted Mr. Liston an option to purchase 25,000 shares of the Company's Common Stock pursuant to the 1991 Option Plan. This option vested and became immediately exercisable upon the execution of the Merger Agreement with DRHC pursuant to the terms of the 1991 Option Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUES

  The following table sets forth the shares acquired and the value realized upon exercise of stock options during fiscal 1998 by the Chief Executive Officer and each other executive officer named in the Summary Compensation Table and certain information concerning the number and value of unexercised options.

                                                                                    VALUE OF UNEXERCISED
                                                        NUMBER OF SECURITIES            IN-THE-MONEY
                                                      UNDERLYING UNEXERCISED        OPTIONS AT FY-END ($)(2)
                           SHARES ACQUIRED ON        VALUE OPTIONS AT FY-END(#)  -------------------------------
NAME                    EXERCISE(#)  REALIZED($)  EXERCISABLE(1)  UNEXERCISABLE  EXERCISABLE     UNEXERCISABLE
----------------------  -----------  -----------  --------------  -------------  ------------  -----------------

John E. Toler, Jr.....           -            -       300,000                 -      $618,750             $0

Thomas S. Liston......           -            -        25,000                 -      $      0             $0

William Canfield......           -            -        60,000                 -      $  8,125             $0

Ronald J. Lataille....      70,000      196,750             -                 -             -              -
------------------

(1) All of the unvested options on the date of the execution of the Merger Agreement with DRHC automatically vested and became immediately exercisable pursuant to the terms of the 1991 Option Plan.

(2) Equal to the market value of shares covered by in-the-money options on May 30, 1998 (based on the market value of $5.5625 per share as reported by the NASDAQ National Market as of May 29, 1998) less the aggregate option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

COMPENSATION OF DIRECTORS

    Directors who are officers or employees of the Company receive no compensation for service as Directors. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee Directors each receive an annual retainer of $5,000, plus a fee of $2,500 for each Board of Directors meeting attended ($500 if such meeting is held via telephone conference) and $1,000 for each committee meeting attended ($500 if such meeting is held via telephone conference) if such meeting does not take place in conjunction with a regularly scheduled Board of Directors meeting. All Directors are reimbursed for expenses incurred in connection with attendance at meetings. In addition to the above compensation, in May, 1998, the Company awarded each Director of the Company a gold watch for services provided during fiscal 1998. The aggregate gross cost value of such watches was approximately $51,000.

    In order to align stockholder and Director interests, in 1992 the Board of Directors established the 1992 Non-Employee Directors' Nonqualified Stock Option Plan (the "1992 Option Plan"). Pursuant to the 1992 Option Plan, each eligible non-employee Director automatically receives an option to purchase 3,000 shares of Common Stock on the last day of the Company's fiscal year. All options granted pursuant to the 1992 Option Plan vest and are immediately exercisable upon grant. All options granted under the 1992 Option Plan have an exercise price equal to 100% of the fair market value of a share of Common Stock on the grant date. On May 30, 1998, the then eligible non-employee Directors of the Company each received an option to purchase 3,000 shares of Common Stock at an exercise price of $5.5625 per share, the fair market value of the Common Stock on May 29, 1998.

    For a description of the consulting arrangements with Mr. Carey during fiscal 1998, see "--Compensation Committee Interlocks and Insider
Participation."

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    During fiscal 1998, the Compensation Committee of the Board of Directors of the Company consisted of C. William Carey, Timothy B. Donaldson and Ilene B. Jacobs, all of whom were outside directors during fiscal 1998. The Compensation Committee approves Company compensation policies and procedures and establishes compensation levels for executive officers. The Compensation Committee also administers and grants awards under the 1991 Option Plan and the Company's Employee Stock Purchase Plan.

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

    The base salary and salary adjustments for John E. Toler, Jr., President and Chief Executive Officer of the Company during fiscal 1998 were established pursuant to his employment agreement, as described below under "--Employment Agreements." See "--Compensation of John E. Toler, Jr., Former Chief Executive Officer" below. The terms of employment of Thomas S. Liston, the Chief Financial Officer, Vice President and Treasurer of the Company as of the end of fiscal 1998, were determined by the Compensation Committee and approved by the Board of Directors.

    Cash bonuses paid to executive officers generally are earned primarily through the achievement of financial goals relative to each officer's responsibilities. Such financial goals include targeted sales and profit levels, earnings before interest and taxes ratios, selling, general and administrative expense ratios, return on assets, inventory shrinkage and inventory turns. Executive officers generally are eligible to earn up to 25% of their base salaries in cash bonuses. Based on this criteria for fiscal 1998, Mr. Toler and Mr. Canfield received $140,000 and $28,000, respectively, as a bonus. Cash bonuses may also be paid to executive officers in accordance with the terms of their employment agreements. Bonuses payable pursuant to such agreements generally are earned through the achievement of the financial goals similar to those discussed above and may also be awarded for executive retention purposes in the sole discretion of the Compensation Committee. Pursuant to their respective employment contracts, Messrs. Toler, Liston and Canfield were each eligible to earn a bonus of up to 45.83%, 25% and 25%, respectively, of their respective base salaries for fiscal 1998. See "--Compensation of John E. Toler, Jr., Former Chief Executive Officer" and "--Employment Agreements" below. Occasionally, cash bonuses are paid to executive officers for the performance of services to the Company outside the scope of their offices, as determined by the Compensation Committee of the Board of Directors of the Company.

    Stock options are designed to attract and retain executives who can make significant contributions to the Company's success; reward executives for such significant contributions; and give executives a longer-term incentive to increase shareholder value. In determining whether to grant stock options to executive officers, the Compensation

Committee evaluates each officer's performance by examining criteria similar to that involved in fixing cash bonuses (but without any specific performance measures) and awards reflect individual performance reviews. The Compensation Committee also may grant stock options for executive retention purposes, taking into account, among other things, general industry practice. Stock options typically vest over three to five years in order to encourage outstanding performance over the long-term. Historically, stock options generally have been granted with a ten-year term and an exercise price equal to 100% of the fair market value of the Common Stock on the grant date. Upon the execution of the Merger Agreement with DRHC all unvested stock options on the date of the execution of the Merger Agreement automatically vested pursuant to the terms of the 1991 Option Plan.

    Compensation of John E. Toler, Jr., Former Chief Executive Officer

    The base salary and bonus for Mr. Toler, the Company's President and Chief Executive Officer during fiscal 1998 were established by Mr. Toler's employment agreement. See "--Employment Agreements" below. During fiscal 1998, there were no adjustments made to Mr. Toler's base salary, and he received a cash bonus equal to $140,000, in accordance with the terms of his employment agreement. Additionally, pursuant to the terms of Mr. Toler's employment agreement, on November 1, 1995, the Company granted Mr. Toler an option to purchase 300,000 shares of the Company's Common Stock at $3.50 per share pursuant to the 1991 Option Plan. This option automatically vested upon the execution of the Merger Agreement with DRHC pursuant to the terms of the 1991 Option Plan. In connection with his resignation, the Board of Directors has amended his option agreement so that he may exercise the option after the termination of his employment with the Company at any time prior to September 1, 2000, upon which date the option shall expire.

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

        C. William Carey    Ilene B. Jacobs          Timothy B. Donaldson

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Carey served as a member of the Compensation Committee of the Board of Directors of the Company during fiscal 1998. Mr. Carey also served as the Chairman of the Board of Directors of the Company until September 1, 1998 and, on such date, became the Acting Chief Executive Officer of the Company. Mr. Carey will continue to serve as Director of the Company.

    Mr. Carey is the controlling stockholder of Town & Country and was President, Chief Executive Officer and Chairman of the Board of Town & Country until January 3, 1997. On November 11, 1997, Town & Country filed a petition under chapter 11 of the federal bankruptcy laws with the United States Bankruptcy Court for the District of Massachusetts (Case No. 97-20872-WCH).
Town & Country's Fourth Amended Plan of Reorganization, dated April 16, 1998, was confirmed on May 26, 1998. Town & Country and certain of its subsidiaries supply the Company with jewelry. The aggregate amount of purchases by the Company from these entities totaled approximately $1.4 million, $640,000 and $560,000, in fiscal 1996, 1997 and 1998, respectively. Pursuant to written agreements among Town & Country, these subsidiaries and the Company, Town & Country and the subsidiaries have agreed to supply jewelry to the Company at the Company's option, on the terms and conditions in effect prior to the Company's initial public offering. These agreements are automatically renewed each year unless either party terminates upon 60 days' notice prior to the end of a year. The Company believes that all jewelry purchased pursuant to these agreements with Town & Country and its subsidiaries can be readily purchased from other, unrelated third party suppliers on comparable terms, and that these agreements do not restrict the Company from purchasing from other sources. See "Certain Relationships and Related Transactions."

    On June 2, 1996, Mr. Carey entered into a consulting agreement with the Company (the "Carey Consulting Agreement"). Pursuant to the Carey Consulting Agreement, Mr. Carey provided consulting services to the Company, including, without limitation, advice with respect to business and product planning, marketing strategy, leasing and new store development and executive recruitment, in exchange for a consulting fee at the annual rate of $150,000, payable in monthly installments. In addition, Mr. Carey was entitled to receive reimbursement for all reasonable expenses incurred by him on behalf of the Company in connection with the performance of his obligations thereunder. In connection with his position as Acting Chief Executive Officer of the Company, the Company has terminated the Carey Consulting Agreement effective September 1, 1998. Mr. Carey will receive $37,500 in lieu of the three-month notification necessary pursuant to the Carey Consulting Agreement to terminate such agreement.

    The Company currently is in negotiations with Mr. Carey with respect to an employment agreement with the Company. For a description of certain terms of such employment see "--Employment Agreements."

    In connection with the establishment of the Investment Banking Committee, on November 28, 1994, the Board of Directors voted to compensate the members of the Investment Banking Committee for the significant additional time commitment that would be required of such members in connection with fulfilling their duties and responsibilities as members of the Investment Banking Committee. Pursuant to such vote, the members of the Investment Banking Committee are entitled to an aggregate success fee equal to two-thirds of one percent of the aggregate value of any transaction, including any sale, purchase, merger, joint venture or combination thereof, entered into and completed by the Company. The members of the Investment Banking Committee at the time of its establishment by the Board of Directors were Francis X. Correra and C. William Carey. These directors continued to serve as the members of the Investment Banking Committee until Mr. Correra's death on January 14, 1998, after which the Investment Banking Committee consisted solely of Mr. Carey. On February 4, 1998, in anticipation of the execution of the Merger Agreement with DRHC, Mr. Carey entered into a success fee agreement with the Company (the "Success Fee Agreement"), pursuant to which the Company is obligated to pay Mr. Carey an amount equal to 83.33% of two-thirds of one percent of the aggregate value (as defined in the Success Fee Agreement) of any such transaction entered into and completed by the Company; provided, however, that the Company is not obligated to make such payment if Mr. Carey resigns as a member of the Board of Directors on or before the effective time of such transaction. The Board of Directors of the Company currently is in discussions with Mr. Carey with respect to this arrangement.

    The other members of the Compensation Committee of the Board of Directors of the Company during fiscal 1998 were Timothy B. Donaldson and Ilene B. Jacobs. Neither Mr. Donaldson nor Ms. Jacobs has ever been an officer or employee of the Company or has ever had any other reportable relationship with the Company other than through his/her position as a Director of the Company.

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

               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                            PERFORMANCE REPORT FOR
                           LITTLE SWITZERLAND, INC.

Prepared by the Center for Research in Security Prices
Produced on 09/16/98 including data to 05/29/98

Company Index: CUSIP     Ticker     Class     Sic     Exchange

               53752810  LSVI                 5940    NASDAQ

               Fiscal Year-end is 05/31/98

Market Index:  Nasdaq Stock Market (US Companies)

Peer Index:    Nasdaq Retail Trade Stocks
               SIC 5200-5599, 5700-5799, 5900-5999 US & Foreign

                      Date      Company Index     Market Index     Peer Index
                    05/28/93      100.000          100.000          100.000
                    06/30/93       76.250          100.460           99.850
                    07/30/93       73.750          100.578          101.712
                    08/31/93       72.500          105.776          107.484
                    09/30/93       63.750          108.927          110.748
                    10/29/93       77.500          111.375          115.183
                    11/30/93       90.000          108.056          110.780
                    12/31/93       92.500          111.069          112.763
                    01/31/94       72.500          114.440          112.479
                    02/28/94       85.000          113.371          110.180
                    03/31/94       67.500          106.401          103.723
                    04/29/94       70.000          105.019          103.942
                    05/31/94       65.000          105.277          101.525
                    06/30/94       62.500          101.426           99.489
                    07/29/94       62.500          103.508           99.652
                    08/31/94       65.000          110.108          107.137
                    09/30/94       65.000          109.826          108.765
                    10/31/94       53.750          111.984          110.091
                    11/30/94       53.750          108.269          105.911
                    12/30/94       52.500          108.572          102.819
                    01/31/95       41.250          109.191           99.209
                    02/28/95       52.500          114.966          101.256
                    03/31/95       50.000          118.376          101.697
                    04/28/95       45.000          122.105          101.141
                    05/31/95       47.500          125.254          103.544
                    06/30/95       43.750          135.405          112.020
                    07/31/95       42.500          145.359          118.104
                    08/31/95       60.000          148.306          117.772
                    09/29/95       40.000          151.715          119.914
                    10/31/95       37.500          150.839          117.790
                    11/30/95       38.750          154.381          117.164
                    12/29/95       38.750          153.559          113.248
                    01/31/96       41.250          154.314          112.097
                    02/29/96       41.250          160.187          119.506
                    03/29/96       40.000          160.715          127.353
                    04/30/96       58.125          174.046          138.863
                    05/31/96       58.750          182.037          142.144
                    06/28/96       52.500          173.831          136.121
                    07/31/96       45.625          158.329          127.785
                    08/30/96       43.750          167.200          136.843
                    09/30/96       43.125          179.989          143.708
                    10/31/96       48.750          178.000          137.774
                    11/29/96       45.625          189.004          141.161
                    12/31/96       45.625          188.834          135.006
                    01/31/97       49.375          202.254          137.882
                    02/28/97       47.500          191.067          133.137
                    03/31/97       45.000          178.591          128.435
                    04/30/97       49.375          184.174          124.153
                    05/30/97       57.500          205.046          137.186
                    06/30/97       60.000          211.326          145.096
                    07/31/97       70.625          233.631          151.658
                    08/29/97       71.250          233.275          154.260
                    09/30/97       66.250          247.062          164.490
                    10/31/97       65.000          234.265          155.586
                    11/28/97       66.875          235.439          159.102
                    12/31/97       70.625          231.678          158.621
                    01/30/98       74.375          238.944          160.884
                    02/27/98       77.188          261.379          175.516
                    03/31/98       76.875          271.017          190.366
                    04/30/98       80.000          275.609          190.763
                    05/29/98       55.625          260.483          183.764

The index level for all series was set to 100.0 on 05/28/93

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT

    On November 1, 1995, Mr. Toler entered into an employment agreement with the Company (the "Toler Employment Agreement"), pursuant to which Mr. Toler was to serve as President and Chief Executive Officer of the Company for a five-year term. Mr. Toler resigned as Chief Executive Officer and President of the Company effective August 31, 1998. Under the Toler Employment Agreement,
Mr. Toler received a base salary of $300,000 over each twelve-month period employed. The Toler Employment Agreement does not provide for any adjustment of base salary over the term. Pursuant to the Toler Employment Agreement, Mr. Toler was entitled to receive a bonus if certain performance criteria were satisfied, ranging from 33.33% of base salary for fiscal 1996 to 50% of base salary for fiscal 1999 and each fiscal year thereafter. In the event the Company terminated Mr. Toler's employment without cause, Mr. Toler was entitled to receive the salary plus the pro rata share of any cash bonus he would have received if he had continued his employment for 18 months following the date of such termination. Mr. Toler was subject to certain non-competition provisions during the term of his employment and, in certain circumstances, for a period of 18 months subsequent to his leaving the Company. On August 14, 1998, Mr. Toler entered into a letter agreement (the "Toler Letter Agreement") with the Company, pursuant to which Mr. Toler received an aggregate amount equal to $19,883 as payment for certain fees and expenses upon his resignation as President and Chief Executive Officer of the Company. In addition, pursuant to the Toler Letter Agreement, Mr. Toler received a one time stay bonus equal to $4,000 and is entitled to purchase any and all of the Company's merchandise, at the Company's cost, up to a maximum aggregate amount equal to $20,000 until August 31, 1999. For a description of the options granted to Mr. Toler see "--Report of the Compensation Committee of the Board of Directors on Executive Compensation."

    The Company currently is in negotiations with Mr. Carey with respect to an employment agreement with the Company. Based on a term sheet, which is subject to modification, the Company anticipates that the terms of Mr. Carey's employment substantially will be as follows. Mr. Carey shall serve as Acting Chief Executive Officer of the Company for a one-year term, or until such time as a successor President and Chief Executive Officer of the Company commences employment. Mr. Carey will receive a base salary of $350,000 over the twelve-month period employed, but such amount will not be subject to adjustment over the term. In addition, Mr. Carey will be entitled to receive a minimum of three months' salary even if a successor is identified in less time and a minimum of six months' salary if the Company employs him for more than three months of the term of the employment. Mr. Carey will be entitled to receive up to a maximum of $50,000 per quarter (and up to 100% of such amount for each quarter or part thereof worked) as a quarterly bonus if certain performance and other criteria are satisfied. Mr. Carey will also receive payment for certain expenses, including living expenses, relocation expenses and travel related expenses. Mr. Carey will be subject to certain non-competition provisions during the term of this employment. Additionally, on September 1, 1998, the Company granted Mr. Carey an option to purchase 150,000 shares of the Company's Common Stock at $2.25 per share. The Company granted this option outside of the 1991 Option Plan.

    On November 12, 1997, Mr. Liston entered into an employment agreement with the Company, which was subsequently amended on June 14, 1998 (the "Liston Employment Agreement"), pursuant to which Mr. Liston was to serve as the Chief Financial Officer, Vice President and Treasurer of the Company for a two-year term. Mr. Liston resigned as the Chief Financial Officer, Vice President and Treasurer of the Company effective September 10, 1998. Under the Liston Employment Agreement, Mr. Liston received a base salary ranging from $65,000 to $160,000 (depending on whether or not Mr. Liston rendered services under the Liston Employment Agreement at the main offices of the Company). Mr. Liston also was entitled to receive, upon the achievement of certain financial performance criteria, a bonus in an amount of up to 25% of his base salary in each year. Mr. Liston was subject to certain non-competition provisions during the term of his employment.

    The Company currently is in negotiations with Mr. Nace with respect to an employment agreement with the Company. Based on a term sheet, which is subject to modification, the Company anticipates that the terms of Mr. Nace's employment substantially will be as follows. Mr. Nace will serve as the Chief Financial Officer, Executive Vice President and Treasurer of the Company for a two-year term. Mr. Nace will receive a base salary of $200,000 over each twelve-month period employed, but such amount will not be subject to adjustment over the term. Upon achievement of certain performance criteria, Mr. Nace will be entitled to receive a bonus in an amount of up to 25% of his base salary in each year. Mr. Nace's employment may be terminated immediately by the Company with "cause"

(as defined in the term sheet). If Mr. Nace's employment is terminated by the Company either without cause or in the event of a change of control of the Company and Mr. Nace is not retained by the new company, then he will be entitled to receive on the date of such termination a lump sum payment equal to twelve months of base salary. Mr. Nace will be subject to certain non-competition provisions during the term of his employment. Additionally, on September 10, 1998, the Company granted Mr. Nace an option to purchase 75,000 shares of the Company's Common Stock at $2.50 per share pursuant to the 1991 Option Plan.

    The Company currently is in negotiations with Mr. Poole with respect to an employment agreement with the Company. Based on a term sheet, which is subject to modification, the Company anticipates that the terms of Mr. Poole's employment substantially will be as follows. Mr. Poole will serve as Vice President and General Merchandise Manager of the Company in exchange for a base salary of $135,000 over each twelve-month period employed. Upon achievement of certain performance criteria, Mr. Poole is entitled to receive a bonus in an amount of up to 25% of his base salary in each year. Additionally, on August 25, 1998, the Company granted Mr. Poole an option to purchase 50,000 shares of the Company's Common Stock at $2.0625 per share. The Company granted this option outside of the 1991 Option Plan.

    On June 16, 1994, Mr. Canfield entered into an employment agreement with the Company (the "Canfield Employment Agreement"), pursuant to which Mr. Canfield serves as the Vice President of Store Operations of the Company for a five-year term. Under the Canfield Employment Agreement, Mr. Canfield receives a base salary ranging from $157,000 over the twelve-month period ended on June 15, 1996 to $182,000 over the twelve-month period ending on June 15, 1999, and upon the achievement of certain performance criteria, a bonus in an amount of up to 25% of his base salary in each year. Pursuant to the Canfield Employment Agreement, Mr. Canfield received a signing bonus equal to $50,000 on the date he became Vice President of Store Operations of the Company. In the event Mr. Canfield's employment is terminated due to his disability, for non-performance or without cause, Mr. Canfield is entitled to receive the salary he would have received had he continued his employment for 60 days, 90 days or 12 months, respectively, following the date of such termination. Mr. Canfield is subject to certain non-competition provisions during the term of his employment and, in certain circumstances, for a period of up to one year subsequent to his leaving the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table sets forth on the following page, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of September 17, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's Directors, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company's executive officers and Directors as a group.


   DIRECTORS, EXECUTIVE OFFICERS           SHARES BENEFICIALLY    PERCENT OF
      AND 5% STOCKHOLDERS                         OWNED(1)        CLASS(2)
      -------------------                         --------        --------
Franklin Advisory Services, Inc...........      843,000(3)        9.0%
   One Parker Plaza, Sixteenth Floor,
   Ft. Lee, NJ  07024

Franklin Resources, Inc.
Charles B. Johnson
Rupert H. Johnson, Jr.
   777 Mariners Island Boulevard,
   San Mateo, CA 94404

Jewelcor Management, Inc..................     842,000(4)         9.0%
Seymour Holtzman
Steven Holtzman
Trust F/B/O A. Holtzman Garcia
Custodial Account F/B/O Chelsea Holtzman
   100 N. Wilkes-Barre Boulevard
   Wilkes-Barre, PA 18702

ValueVest Partners L.P....................     837,400(5)         9.0%
  1 Sansome Street, 39 Floor,
  San Francisco, CA 94104
Donald L. Sturm
  3033 East First Avenue, Suite 200,
  Denver, CO 80206

The TCW Group, Inc........................     637,300(6)         6.8%
Robert Day
  865 South Figueroa Street,
  Los Angeles, CA  90017

1838 Investment Advisors, LP..............     439,795(7)         4.7%
  5 Radnor Corp. Ctr., Suite 320
  Radnor, PA  19087

Heartland Advisors, Inc...................     423,000(8)         4.5%
  790 North Milwaukee Street,
  Milwaukee , WI 53202

William Canfield..........................      60,000(9)           *
C. William Carey..........................     228,000(10)          *
Timothy B. Donaldson......................      24,000(11)          *
Ilene B. Jacobs...........................      33,000(12)          *
Ronald J. Lataille........................       1,158              *
Thomas S. Liston..........................      25,000(13)          *
John E. Toler, Jr.........................     300,000(14)          *
Kenneth W. Watson.........................      30,000(15)          *
All directors and executive officers
  as a group (8 persons)..................     700,000(16)        7.5%
--------------------------

*   Less than 1%.

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Exchange Act. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth as beneficially owned include shares of Common Stock which such Directors or officers had the right to acquire within 60 days of September 17, 1998 under options previously granted pursuant to the 1991 Option Plan and the 1992 Option Plan. Upon the execution of the Merger Agreement with DRHC, all unvested stock options on the date of the execution of the Merger Agreement automatically vested pursuant to the terms of the 1991 Option Plan.

(2) Percentages are calculated on the basis of 9,391,202 shares of stock outstanding as of September 17, 1998, which includes 100,000 shares subject to options exercisable within 60 days of September 17, 1998 granted pursuant to the 1992 Option Plan, 627,000 shares subject to options exercisable within 60 days of September 17, 1998 granted pursuant to the 1991 Option Plan, and 40,000 shares subject to options exercisable within 60 days of September 17, 1998 granted to Messrs. Carey and Poole outside of the 1991 Option Plan.

(3) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 5, 1998, which indicates that the Franklin Advisory Services, Inc. has sole voting power with respect to 543,000 shares and sole dispositive power with respect to all 843,000 shares. These securities are owned by one or more open or closed-end investment companies or other managed accounts, which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each of Franklin Advisory Services, Inc., Franklin Resources, Inc., Charles B. Johnson and Rupert B. Johnson may be deemed to be a beneficial owner of such securities; however, each such person expressly disclaims any economic interest or beneficial ownership in any of such securities.

(4) The above information is based on copies of a statement on Schedule 13D filed with the SEC on September 4, 1998, which indicates that Jewelcor Management, Inc. has sole voting and sole dispositive power with respect to 821,000 shares, Seymour Holtzman and Steven Holtzman have shared voting and shared dispositive power with respect to 8,000 shares, the Custodial Account F/B/O Chelsea Holtzman, has sole voting and sole dispositive power with respect to 3,000 shares, and the Trust F/B/O Allison Holtzman Garcia, has sole voting and sole dispositive power with respect to 10,000 shares. For purposes of the reporting requirements of the Exchange Act, each of Jewelcor Management, Inc., Jewelcor Inc., S.H. Holdings, Inc., Seymour Holtzman, Steven Holtzman, Evelyn Holtzman, the Custodial Account F/B/O Chelsea Holtzman and the Trust F/B/O Allison Holtzman Garcia may be deemed to be a beneficial owner of such securities; however, each such person expressly disclaims beneficial ownership of any Common Stock of the Company beneficially owned by any other such person, except that Seymour Holtzman acknowledges beneficial ownership of the Common Stock owned by Jewelcor Management, Inc.

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

(6) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 12, 1998, which indicates that The TCW Group, Inc. and Robert Day each has sole voting and dispositive power with respect to all 637,300 shares. The filing of this Schedule 13D was also made on behalf of Robert Day, 200 Park Avenue, Suite 2200, New York, New York 10166.

(7) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 12, 1998, which indicates that 1838 Investment Advisors, LP has sole voting power with respect to 374,995 shares and sole dispositive power with respect to all 439,795 shares.

(8) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 3, 1998, which indicates that the Heartland Advisors, Inc. has sole voting and dispositive power with respect to all 423,000 shares.

(9) Represents shares of Common Stock deemed to be beneficially owned by Mr. Canfield which are subject to options previously granted pursuant to the 1991 Option Plan.

(10) Includes 10,000 shares and 23,000 shares of Common Stock deemed to be beneficially owned by Mr. Carey which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively. Includes 30,000 shares of Common Stock deemed to be beneficially owned by Mr. Carey which are subject to options previously granted outside of the 1991 Option Plan. Includes 25,000 shares of Common Stock which were acquired pursuant to the one-for-one exchange on October 22, 1997 of 25,000 shares of Town & Country Exchangeable Preferred Stock, which Mr. Carey purchased on June 9, 1994 for $7.1875 per share. Includes 140,000 shares of Common Stock acquired by Mr. Carey in September, 1998. Does not include 127,241 shares of Common Stock held in the trust by Linchmen Company, c/o State Street Bank & Trust Company, as trustee for the trust established in connection with the recapitalization of Town & Country, of which Mr. Carey is the controlling stockholder.

(11) Represents 10,000 shares and 14,000 shares of Common Stock deemed to be beneficially owned by Mr. Donaldson which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively.

(12) Represents 10,000 shares and 23,000 shares of Common Stock deemed to be beneficially owned by Ms. Jacobs which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively.

(13) Represents shares of Common Stock deemed to be beneficially owned by Mr. Liston which are subject to options previously granted pursuant to the 1991 Option Plan.

(14) Represents shares of Common Stock deemed to be beneficially owned by Mr. Toler which are subject to options previously granted pursuant to the 1991 Option Plan.

(15) Represents 10,000 shares and 20,000 shares of Common Stock deemed to be beneficially owned by Mr. Watson which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively.

(16) Amount does not include beneficial ownership of the Company's Common Stock by Messrs. Liston and Lataille of 25,000 and 1,158 shares of Common Stock, respectively. Amount does include beneficial ownership of the Company's Common Stock by Messrs. Nace and Poole of 15,000 and 10,000 shares of Common Stock, respectively, which are subject to options previously granted pursuant to the 1991 Option Plan and outside of the 1991 Option Plan, respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Carey, a Director and the former Chairman of the Board of Directors of the Company, is the controlling stockholder of Town & Country and was Chairman, President and Chief Executive Officer of Town & Country until January 3, 1997. Effective September 1, 1998, Mr. Carey resigned as Chairman of the Board of Directors of the Company and, on such date, became the Acting Chief Executive Officer of the Company. On October 22, 1997, Mr. Carey exchanged 25,000 shares of Town & Country Exchangeable Preferred Stock, which he acquired on June 9, 1994 at $7.1875 pre share, on a share-for-share basis into 25,000 shares of the Company's Common Stock.

    Town & Country and certain of its subsidiaries supply the Company with jewelry. The aggregate amount of purchases by the Company from these entities totaled approximately $1.4 million, $640,000 and $560,000 in fiscal 1996, 1997 and 1998, respectively. Pursuant to written agreements among Town & Country, these subsidiaries and the Company, Town & Country and the subsidiaries have agreed to supply jewelry to the Company at the Company's option, on the terms and conditions in effect prior to the Company's initial public offering. These agreements are automatically renewed each year unless either party terminates upon 60 days' notice prior to the end of a year. The Company believes that all jewelry purchased pursuant to these agreements with Town & Country and its subsidiaries can be readily purchased from other, unrelated third party suppliers on comparable terms, and that these agreements do not restrict the Company from purchasing from other sources.

    Mr. Carey, a Director of the Company, was, as of the end of fiscal 1998, also a Director of Solomon Brothers, Limited, the Company's franchisee which operates eight stores in the Bahamas under a franchise agreement with the Company. This franchise agreement was terminated effective November 1, 1998.
In addition, Mr. Carey entered into the Carey Consulting Agreement with the Company on June 2, 1996, which provided, among other things, that Mr. Carey would receive in exchange for certain services a consulting fee at the annual rate of $150,000 over a three-year term, as well as reimbursement for all reasonable expenses incurred by him on behalf of the Company in connection with the performance of his obligations thereunder. In connection with his position as Acting Chief Executive Officer of the Company, the Company has terminated the Carey Consulting Agreement effective

September 1, 1998. Mr. Carey will receive $37,500 in lieu of the three-month notification necessary pursuant to the Carey Consulting Agreement to terminate such agreement. See Item 11 "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

    Mr. Carey currently is in negotiations with respect to an employment agreement with the Company. For a description of certain terms of such employment see Item 11 "Executive Compensation--Employment Agreements."

    In connection with the establishment of the Investment Banking Committee, on November 28, 1994, the Board of Directors voted to compensate the members of the Investment Banking Committee for the significant additional time commitment that would be required of such members in connection with fulfilling their duties and responsibilities as members of the Investment Banking Committee. Pursuant to such vote, the members of the Investment Banking Committee are entitled to an aggregate success fee equal to two-thirds of one percent of the aggregate value of any transaction, including any sale, purchase, merger, joint venture or combination thereof, entered into and completed by the Company. On February 4, 1998, in anticipation of the execution of the Merger Agreement with DRHC, Mr. Carey entered into the Success Fee Agreement, pursuant to which the Company is obligated to pay Mr. Carey an amount equal to 83.33% of two-thirds of one percent of the aggregate value (as defined in the Success Fee Agreement) of any such transaction entered into and completed by the Company; provided, however, that the Company is not obligated to make such payment if Mr. Carey resigns as a member of the Board of Directors on or before the effective time of such transaction. The Board of Directors of the Company currently is in discussions with Mr. Carey with respect to this arrangement. See Item 11 "Executive Compensation--Compensation Committee Interlocks and Insider Participation."


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

      10.21 Employment Agreement, dated as of November 12, 1997, between Thomas
            S. Liston and the Company is incorporated herein by reference to
            Exhibit 10.21 of the 10-K Report for the year ended May 30, 1998.

      10.22 First Amendment to Employment Agreement, dated as of June 14, 1998, between Thomas S. Liston and the Company is incorporated herein by reference to Exhibit 10.22 of the 10-K Report for the year ended May 30, 1998.

      10.23 Letter Agreement, dated as of August 14, 1998, between the Company and John E. Toler, Jr. is incorporated herein by reference to
            Exhibit 10.23 of the 10-K Report for the year ended May 30, 1998.

      10.24 Franchise Agreement, dated as of November 1, 1996, among the Company, L.S. Wholesale, Inc. and Solomon Brothers, Limited is incorporated herein by reference to Exhibit 10.24 of the 10-K Report for the year ended May 30, 1998.

      10.25 Success Fee Agreement, dated as of February 4, 1998, between the Company and C. William Carey is incorporated herein by reference to
            Exhibit 10.25 of the 10-K Report for the year ended May 30, 1998.

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

        3. On May 15, 1998, the Company filed a Current Report on Form 8-K announcing that DRHC had requested an extension of the deadline by which the proposed merger pursuant to the Agreement and Plan of Merger with DRHC would be consummated.

        4. On May 22, 1998, the Company filed a Current Report on Form 8-K announcing that it had received a second request by DRHC for a 90 day extension and that it had apprised DRHC that the Company was prepared to grant a two week extension in return for certain concessions by DRHC.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28 day of September, 1998.

                                         Little Switzerland, Inc.



                                         By: /s/ C. William Carey
                                             --------------------
                                             C. William Carey
                                             Acting Chief Executive Officer
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures                  Title                            Date Signed
----------                  -----                            -----------

/s/ John E. Toler, Jr.      Director                         September 28, 1998
------------------------
John E. Toler, Jr.


/s/ C. William Carey        Acting Chief Executive Officer   September 28, 1998
------------------------    and Director (Principal
C. William Carey            Executive Officer)


/s/ Timothy B. Donaldson    Director                         September 28, 1998
------------------------
Timothy B. Donaldson


/s/ Kenneth W. Watson       Director                         September 28, 1998
------------------------
Kenneth W. Watson


/s/ David J. Nace           Chief Financial Officer,         September 28, 1998
------------------------    Executive Vice President and
David J. Nace               Treasurer (Principal Financial
                            and Accounting Officer)