Form 10-Q
period 1998-08-29
LITTLE SWITZERLAND INC/DE
filed 1998-10-19
CIK 875523

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         -----------------------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.


For the quarterly period ended August 29, 1998

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.

For the transition period from ___________ to ____________



Commission File No.  0-19369
                     -------


                           LITTLE SWITZERLAND, INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                       66-0476514
        (State of Incorporation)           (I.R.S Employer
                                          Identification No.)

    161-B CROWN BAY CRUISE SHIP PORT
        ST. THOMAS U.S.V.I.                      00802
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

                         YES   X    NO ___
                              ---



At October 2, 1998, 8,624,202 shares of $.01 par value common stock of the registrant were outstanding.

                           LITTLE SWITZERLAND, INC.

                              INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED August 29, 1998


                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

           Consolidated Balance Sheets as of August 29, 1998
           (unaudited) and May 30, 1998                                  3

           Consolidated Statements of Income (unaudited) for the
           three months ended August 29, 1998 and August 30, 1997        4

           Consolidated Statements of Cash Flows (unaudited) for
           the three months ended August 29, 1998 and August 30, 1997    5

           Notes to Consolidated Financial Statements (unaudited)     6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations                                   11-13
         -------------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     13
-------  ----------------------------------------------------------


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                            14
---------  -----------------

Item 5.    Other Information                                            14
---------  -----------------

Item 6.    Exhibits and Reports on Form 8-K                          14-15
---------  --------------------------------

Signature Page                                                          16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands except per share data)
                                  (unaudited)

                                                         August 29,   May 30,
ASSETS                                                      1998       1998
                                                         ----------  ---------
                                                         (unaudited)

Current Assets:
  Cash and cash equivalents............................   $  1,494   $  2,278
  Accounts receivable..................................      1,184      1,999
  Inventory............................................     46,145     49,178
  Prepaid expenses and other current assets............      1,770      1,944
                                                          --------   --------
      Total current assets.............................     50,593     55,399
                                                          --------   --------

Property, plant and equipment, at cost.................     39,760     39,688
  Less -- Accumulated depreciation.....................    (19,041)   (18,230)
                                                          --------   --------
                                                            20,719     21,458
                                                          --------   --------

Other assets...........................................        234        294
                                                          --------   --------

      Total assets.....................................   $ 71,546   $ 77,151
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Current portion of long term debt....................   $  2,225   $  2,225
  Unsecured notes payable..............................     11,125      7,825
  Accounts payable.....................................      5,571     10,840
  Accrued and currently deferred income taxes..........        751        777
  Other accrued expenses and deferred income...........      2,369      3,500
                                                          --------   --------

      Total current liabilities........................     22,041     25,167

Long term debt.........................................      3,338      3,894

Deferred income taxes..................................        202        202
                                                          --------   --------

      Total liabilities................................     25,581     29,263
                                                          --------   --------

Commitments and contingencies..........................        ---        ---

Minority interest......................................      1,619      1,619
                                                          --------   --------
Stockholders' equity:
  Preferred stock, $.01 par value --
    Authorized -- 5,000 shares
    Issued and outstanding -- none.....................        ---        ---
  Common stock, $.01 par value --
    Authorized -- 20,000 shares
    Issued and outstanding -- 8,624 shares
    at August 29, 1998 and May 30, 1998, respectively..         87         87
Capital in excess of par...............................     15,601     15,601
Retained earnings......................................     28,658     30,581
                                                          --------   --------

      Total stockholders' equity.......................     44,346     46,269
                                                          --------   --------
      Total liabilities, minority interest
       and stockholders' equity........................   $ 71,546   $ 77,151
                                                          ========   ========

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                     (in thousands except per share data)
                                  (unaudited)


                                                 For the three months ended
                                                  August 29,     August 30,
                                                     1998           1997
                                                  ----------     ----------

Net sales.....................................       $16,987        $20,370
Cost of sales.................................         9,304         11,713
                                                     -------        -------
Gross profits.................................         7,683          8,657

Selling, general and administrative expenses..         9,261          8,479
                                                     -------        -------

  Operating income (loss).....................        (1,578)           178

Interest expense, net.........................           345            370
                                                     -------        -------

  (Loss) before income taxes..................        (1,923)          (192)

(Benefit) for income taxes....................           ---            (35)
                                                     -------        -------

Net (loss)....................................       $(1,923)       $  (157)
                                                     =======        =======

Basic and diluted (loss)
  Per share...................................       $ (0.22)       $ (0.02)
                                                     =======        =======

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                  For the three months ended
                                                                   August 29,     August 30,
                                                                      1998           1997
                                                                  -----------     ----------

Cash flows from operating activities:
Net (loss).....................................................       $(1,923)       $  (157)
  Adjustments to reconcile net (loss) to net cash provided by
     (used in) operating activities --
     Depreciation..............................................           811            641
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable..............           815           (798)
       Decrease (increase) in inventory........................         3,033         (4,334)
       Decrease (increase) in prepaid expenses and
          other current assets.................................           174         (1,554)
       Decrease in other assets................................            60             84
       (Decrease) increase in accounts payable.................        (5,269)         4,445
       (Decrease) in other accrued expenses and
          deferred income......................................        (1,131)          (103)
       (Decrease) in accrued and currently deferred
          income taxes.........................................           (26)           (65)
                                                                      -------        -------

  Net cash (used in) operating activities......................        (3,456)        (1,841)
                                                                      -------        -------

Cash flows from investing activities:
  Capital expenditures.........................................           (72)          (289)
                                                                      -------        -------

  Net cash (used in) investing activities......................           (72)          (289)
                                                                      -------        -------

Cash flows from financing activities:
  Proceeds from unsecured notes payable........................         6,400          3,825
  Repayments of unsecured notes payable........................        (3,100)        (1,900)
  Repayments of long term borrowings...........................          (556)          (556)
  Issuance of common stock.....................................           ---              3
                                                                      -------        -------

Net cash provided by financing activities......................         2,744          1,372
                                                                      -------        -------

Net (decrease) in cash and cash equivalents....................          (784)          (758)

Cash and cash equivalents, beginning of period.................         2,278          1,710
                                                                      -------        -------

Cash and cash equivalents, end of period.......................       $ 1,494        $   952
                                                                      =======        =======

During the three months ended August 29, 1998 and August 30, 1997 and the Company paid income taxes of $26 and $29, respectively, and paid interest of $311 and $415, respectively.

          See accompanying notes to consolidated financial statements

1.  CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------

    The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of August 29, 1998 and August 30, 1997 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A for the fiscal year ended May 30, 1998.

    The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year, due to the seasonal nature of the Company's operations.


2.  USE OF ESTIMATES
    ----------------

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


3.  TRANSACTIONS WITH AFFILIATES
    ----------------------------

    The Company enters into a number of transactions with Town & Country Corporation and its affiliates ("Town & Country"), of which during a portion of fiscal 1998 and all of fiscal years 1997 and 1996 one of the Company's directors and its acting president and chief executive officer was an executive officer of Town & Country. The Company purchases a portion of its merchandise from Town & Country at prices that management believes approximate arm's-length transactions.


4.  CREDIT ARRANGEMENTS
    -------------------

    The Company has available a total of $19.7 million in unsecured credit facilities, of which $2.7 million is available for borrowing. Approximately $4.1 million of the credit facilities is utilized to secure customs bonds and other bank guarantees required in the normal course of business. Any unfunded portion of the facilities can be withdrawn at the bank's discretion.
Outstanding borrowings against these credit facilities totaled approximately $17.0 million as of August 29, 1998. These credit facilities with the Company's two lead banks are up for renewal during the second and third quarters of fiscal 1999. One of the Company's lead banks has extended its credit facilities with the Company until October 31, 1998. The Company is currently negotiating renewals with each lender and it anticipates that these credit facilities will be renewed in due course. It, however, has no assurance at this time that such renewals will be granted. On August 11, 1998, the other lead bank approved a $3.0 million line of credit (the "Credit Facility"), which the Company will use to support its inventory requirements for the peak selling season. As of October 16, 1998, the Company has drawn $2.0 million against the Credit Facility. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of approximately 7.25%, and is payable monthly. The principal is payable in equal quarterly payments over a four year period, commencing March 1997. As of August 29, 1998, the Company had $5.6 million of term debt outstanding. As of May 30, 1998, the Company was in compliance with, or had received waivers for, all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts.

5.  EARNINGS PER SHARE
    ------------------

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective December 15, 1997. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options (as calculated utilizing the "Treasury Method"). The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans which were anti-dilutive for the periods included in this report are as follows (in thousands):

                                         Three Month Ended
                                         -----------------
                                         8/29/98     8/30/97
                                         -------     -------
Weighted average number of shares
 used in basic earnings per share
 calculation...........................   8,624       8,462

Dilutive effects of options............     ---         ---

Weighted average number of shares
 used in diluted earnings per share
 calculation...........................   8,624       8,462

Shares under option plans excluded in
 computation of diluted earnings per
 share due to anti-dilutive effects....     762         675


6.  ACCOUNTING FOR INCOME TAXES
    ---------------------------

    The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is realizable, based upon the realization criteria defined in SFAS No. 109.


7.  OTHER ASSETS
    ------------

    Other assets consist primarily of amounts related to rental deposits.

    The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews applicable assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of these assets by determining whether the amortization over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate commensurate with the risks involved. No such impairment existed as of August 29, 1998.

    In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all costs associated with preopening, preoperating and organization activities to be expensed as incurred. The Company elected to adopt SOP 98-5 as of June 1, 1997.


8.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.  123 - ACCOUNTING FOR STOCK-
    ---------------------------------------------------------------------------
BASED COMPENSATION
------------------

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


9.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    ------------------------------------------------------------

    In June 1998, the Financial Account Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.
A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

    The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


10. ADVERTISING
    -----------

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


11. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company's Relationship with Rolex
-------------------------------------

    Historically, the Company was the exclusive authorized retailer for Rolex watches on the islands on which the Company operates. Following the execution of the Agreement and Plan of Merger, dated as of February 4, 1998 (the "Merger Agreement"), with Destination Retail Holdings Corporation ("DRHC") and certain of its affiliates, Rolex suspended shipments of its products to the Company because Rolex indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. Following termination of the Merger Agreement, on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through Little Switzerland's stores. Sales of Rolex watches accounted for 26%, 24% and 23% of the Company's sales in fiscal 1998, 1997 and 1996, respectively. In order to mitigate the impact on sales of the loss of Rolex products, the Company is actively exploring opportunities for expanding existing, and adding new, world class product lines in both watches and jewelry. In connection with these efforts, the Company has added Movado, Baume & Mercier and Mont Blanc time pieces to its watch lines and is adding Breitling products to its flagship store in Aruba. The Company is in discussions with Breitling to add additional locations. In addition, the Company is increasing the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher priced fashion merchandise, including diamond, tanzanite, pearl and pearl accent classifications. There can be no assurance that the Company's actions in replacing Rolex products with new or expanded watch and jewelry products will be successful or that the sales of these new or expanded products will reduce the effect of the loss of Rolex as a supplier on the Company's sales.

Employee Defalcation
--------------------

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

    The Company has insurance coverage which calls for a maximum claim limitation of $1,000,000. A claim for the full amount of the loss has been submitted and payment of the $1,000,000 has been received. The amount of insurance recovery from its insurance carrier relating to these losses has been reflected in the selling, general and administrative expenses in the consolidated financial statements for the year ended May 30, 1998. To date, the Company has received $65,000 in restitution from the employee. On March 11, 1998, the Company filed a civil action against Lorraine Quetel, the former employee of the Company, Lydia Magras and Bon Voyage Travel, Inc. seeking full restitution from such parties, however, the Company does not know what, if any, of the funds are still in the possession of the former employee and such other parties. See Part II - Other Information, Item 1 "Legal Proceedings."

Aruba Audit
-----------

    During 1997, the Company received an assessment from the local government in Aruba that relates to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc., a wholly-owned subsidiary of the Company, to Aruba. During 1998, the Company met with the tax authorities in Aruba. The authorities have decided to focus on the Company's 1995-1996 local income tax returns. The outcome of this matter is uncertain, and as a result, management is not able to quantify the related financial exposure at this time. However, in the opinion of management of the Company, this assessment should not result in a final judgment which could have a material adverse effect on the Company's financial condition or results of operations.

Hurricane Damage
----------------

    The Company has settled all outstanding claims related to the damages suffered during Hurricanes Luis and Marilyn in September 1995 with its insurance carrier. In connection with this final settlement, the Company received approximately $13.4 million in property and business interruption insurance proceeds. The Company recorded a net gain of approximately $4.7 million in fiscal 1996, after write-offs related to damaged assets of approximately $8.1 million, including furniture and fixtures, inventory and other assets related to stores affected by the hurricanes. In addition, approximately $560,000, representing fiscal 1997 lost profits for a store in Marigot that was not reopened until November 1996, was recorded as deferred income on the Company's consolidated balance sheet as of June 1, 1996. In the nine month period ended March 1, 1997, the Company recorded $560,000 as business interruption insurance proceeds.


12. SUBSEQUENT EVENTS
    -----------------

    In September 1998, Hurricane Georges inflicted minor damage to several of the Company's stores and caused significant damage to its St. Kitts store and to various islands' infrastructures, including hotels and other tourist facilities. As of October 16, 1998, all of the Company's stores have reopened with the exception of the St. Kitts store, which sustained major damage. Based on currently available information, the Company anticipates that the St. Kitts store will be closed indefinitely. At this time, the financial impact of Hurricane Georges on the Company's Caribbean operations is difficult to quantify. The Company is currently in the process of preparing and filing insurance claims with its insurance carrier in connection with the hurricane damage to certain of the Company's properties.

PART I.  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

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

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the frequency of tourist visits to the locations where the Company maintains retail stores, (ii) the Company's ability to retain relationships with its major suppliers of product for resale, (iii) the Company's ability to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, (iv) weather in the Company's markets, (v) actions of the Company's competitors and the Company's ability to respond to such actions, (vi) economic conditions that affect the buying patterns of the Company's customers and (vi) availability of new tourist markets for expansion. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

YEAR 2000

    The Company utilizes software and related technologies throughout its business that may be affected by the "Year 2000 problem," which is common to most corporations, and which concerns the inability of information systems, primarily computer software programs, to recognize and process date sensitive information properly as of and subsequent to January 1, 2000. An internal study has been completed resulting in an action plan which is designed to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company believes that this plan provides for modifications or replacements that will be accomplished in time to minimize any detrimental effects on operations. At this time, while it is not possible to give an accurate estimate of the cost of this work, the Company expects that such costs will not be material to its results of operations in one or more fiscal quarters or years, and these costs will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. System maintenance or software modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

RESULTS OF OPERATIONS

NET SALES
---------

    Net sales for the first quarter ended August 29, 1998 were $17.0 million, a 16.6% reduction from net sales of $20.4 million for the corresponding period last year. Net sales for comparable stores decreased approximately 16.1% for the quarter ended August 29, 1998 compared to the corresponding period last year.

    Management attributes this reduction in sales primarily as a result of the absence of Rolex products in the Company's stores. See Part I, Item 1 "Notes to Consolidated Financial Statements (unaudited)." The overall impact of operating without Rolex was similar throughout each of the Company's market areas. Excluding the impact of Rolex sales, sales in comparable stores fell .4% for the quarter.

GROSS PROFIT
------------

    Gross profit as a percentage of net sales was 45.2% for the first quarter ended August 29, 1998 as compared to 42.5% for the same period last year. Management attributes this increase in gross profit as a percentage of net sales to the impact of a significant reduction in the sales of Rolex products. Rolex products have traditionally been sold at lower gross profit margins compared with the aggregate of other products sold by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

    Selling, general and administrative expenses ("SG&A") for the first quarter ended August 29, 1998 were $9.3 million, or approximately 54.5% of net sales as compared to $8.5 million, or approximately 41.6% of net sales for the corresponding period last year. The increase in SG&A expenses as a percentage of net sales is primarily attributable to the reduction in net sales for the three month period end August 29, 1998. In addition, the Company has incurred certain consulting and recruiting expenses as well as increased advertising expenses as compared to the same period last year.

OTHER
-----

    Net interest expense for the first quarter ended August 29, 1998 was $345,000 compared to $370,000 for the corresponding period last year. The decrease in net interest expense reflects slightly lower average borrowings as compared to the corresponding period last year.

    The Company's effective tax rates for the three-month periods ended August 29, 1998 and August 30, 1997 were approximately 0.0% and 18.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operations during the three-month period ended August 29, 1998 was $3.5 million, compared to $1.8 million for the corresponding period last year. The increase in net cash used in operations primarily reflects an increase in the operating loss and a decrease in accounts payable balances during the three-month period ended August 29, 1998.

    The Company has available unsecured credit facilities of $19.7 million of which approximately $17.0 million in borrowings were outstanding as of August 29, 1998. These credit facilities with the company's two lead banks are up for renewal during the second and third quarters of fiscal 1999. One of the Company's lead banks has extended its credit facilities with the Company until October 31, 1998. The Company is currently negotiating renewals with each lender and it anticipates that these credit facilities will be renewed in due course. It, however, has no assurance at this time that such renewals will be granted. If these credit facilities are not renewed or the terms of these credit facilities are materially changed, it could have a material adverse effect on the Company's results of operations. Additionally, on August 11, 1998, the other lead bank approved a $3.0 million line of credit (the "Credit Facility"), which the Company will use to support its inventory requirements for the peak selling season. The Credit Facility expires on March 2, 1999. As of October 16, 1998, the Company has drawn $2.0 million against the Credit Facility. Further, in February 1996, the Company secured term debt of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt is payable monthly and the principal is payable in equal quarterly payments over a four year period commencing March 1997. As of May 30, 1998, the Company was in compliance with, or had received waivers for, all restrictive covenants related to its unsecured and term debt agreements. Additionally, the Company has available separate facilities for foreign exchange contracts. It remains management's expectation that funds available from operations and existing credit facilities will be sufficient to fund operations and expansion for the foreseeable future.

    Capital expenditures for the first quarter ended August 29, 1998 were approximately $72,000 compared to $289,000 for the corresponding period last year.


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
        ----------------------------------------------------------

    None.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

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

    On June 10, 1998, the Company filed a civil action in the United States District Court for the District of Delaware (Civil Action No. 98-315-SLR) against DRHC, Stephen Crane, DRHC's controlling shareholder, Young Caribbean Jewelry Company Limited, a Cayman Islands corporation, Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. The Company alleges breach of the Merger Agreement among the Company, DRHC and certain affiliates of DRHC and also alleges claims of misrepresentation and civil conspiracy, among other causes of action. The Company is seeking monetary damages, including, without limitation, consequential damages relating to harm to its business.

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

    On October 7, 1998, Jewelcor Management, Inc., a record stockholder of the Company, filed an action in the Court of Chancery for the State of Delaware against the Company seeking certain equitable relief, including an order that a meeting of stockholders of the Company be held immediately for the purposes of electing directors and conducting such other business as is brought before the meeting. A hearing on this matter has been scheduled for November 2, 1998.

    In addition, the Company is involved in various other legal proceedings which, in the opinion of management, will not result in a material adverse effect on the financial condition or results of operations of the Company.


ITEM 5.  Other Information
         -----------------

    In September 1998, Hurricane Georges inflicted water damage to several of the Company's stores and caused significant damage to its St. Kitts store and to various islands' infrastructures, including hotels and other tourist facilities. As of October 16, 1998, all of the Company's stores have reopened with the exception of the St. Kitts store, which sustained major damage. Based on currently available information, the Company anticipates that the St. Kitts store will be closed indefinitely. At this time, the financial impact of Hurricane Georges on the Company's Caribbean operations is difficult to quantify. The Company is currently in the process of preparing and filing insurance claims with its insurance carrier in connection with the hurricane damage to certain of the Company's properties.


ITEM 6.  Exhibits and Reports of Form 8-K
         --------------------------------

(a) Exhibits

    3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.3 to Amendment
          No.1 to the Company's Registration Statement on

          Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on July 10, 1992 ("Amendment No. 1 to the
          Form S-1").

    3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Form
          S-1 and the First Amendment to the Amended and Restated By-laws of the Company is incorporated herein by reference to the Current Report on Form S-K filed with the Securities and Exchange Commission on November 12, 1997.

(b) Reports on Form 8-K during the quarter ended August 29, 1998

          No Form 8-K was issued by the Company during the three month period ended August 29, 1998.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LITTLE SWITZERLAND, INC.


Date: October 19, 1998                /s/ David J. Nace
                                      -----------------
                                      David J. Nace
                                      Chief Financial Officer,
                                      Executive Vice President and Treasurer
                                      [Authorized Officer and Principal
                                      Financial and Accounting Officer]