Form 10-Q
period 1998-11-28
LITTLE SWITZERLAND INC/DE
filed 1999-01-12
CIK 875523

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the quarterly period ended November 28, 1998

                                       or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                         YES    X    NO
                             ------     -----

At January 4, 1999, 8,624,202 shares of $.01 par value common stock of the registrant were outstanding.

                           LITTLE SWITZERLAND, INC.

                              INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 28, 1998

                                                                                              PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
-------   --------------------

          Consolidated Balance Sheets as of November 28, 1998 (unaudited) and May 30, 1998        3

          Consolidated Statements of Income (unaudited) for the three and six months ended
           November 28, 1998 and November 29, 1997..........................................      4

          Consolidated Statements of Cash Flows (unaudited) for the six months ended
           November 28, 1998 and November 29, 1997..........................................      5

          Notes to Consolidated Financial Statements (unaudited)............................   6-11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
-------   -----------------------------------------------------------------------
           of Operations....................................................................  12-15
           -------------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................      15
-------   ----------------------------------------------------------

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................................      16
-------   -----------------

Item 5.   Other Information................................................................      16
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K.................................................      17
-------   --------------------------------

Signature Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands except per share data)

                                                      November 28,    May 30,
                      ASSETS                              1998         1998
                                                      -------------  ---------
                                                       (unaudited)
Current assets:
 Cash and cash equivalents..........................      $  2,143      2,278
 Accounts receivable................................         2,734      1,999
 Inventory..........................................        46,422     49,178
 Prepaid expenses and other current assets..........         2,357      1,944
                                                          --------   --------
   Total current assets.............................        53,656     55,399
                                                          --------   --------

Property, plant and equipment, at cost..............        37,240     39,688
 Less -- Accumulated depreciation...................       (17,968)   (18,230)
                                                          --------   --------
                                                            19,272     21,458
                                                          --------   --------

Other assets........................................           292        294
                                                          --------   --------

   Total assets.....................................      $ 73,220   $ 77,151
                                                          ========   ========

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
 Current portion of long term debt..................      $  2,225   $  2,225
 Unsecured notes payable............................        14,300      7,825
 Accounts payable...................................         7,591     10,840
 Accrued and currently deferred income taxes........         1,320        777
 Other accrued expenses and deferred income.........         3,112      3,500
                                                          --------   --------

   Total current liabilities........................        28,548     25,167

Long term debt......................................         2,781      3,894

Deferred income taxes...............................           202        202
                                                          --------   --------

   Total liabilities................................        31,531     29,263
                                                          --------   --------

Commitments and contingencies.......................           ---        ---

Minority interest...................................         1,619      1,619
                                                          --------   --------
Stockholders' equity:
 Preferred stock, $.01 par value--
 Authorized--5,000 shares
 Issued and outstanding--none.......................           ---        ---
 Common stock, $.01 par value--
 Authorized--20,000 shares
 Issued and outstanding--8,624 shares
  at November 28, 1998 and at May 30, 1998..........            87         87
Capital in excess of par............................        15,601     15,601
Retained earnings...................................        24,382     30,581
                                                          --------   --------

  Total stockholders' equity........................        40,070     46,269
                                                          --------   --------
  Total liabilities, minority interest
   and stockholders' equity.........................      $ 73,220   $ 77,151
                                                          ========   ========


          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                     (in thousands except per share data)
                                  (unaudited)

                                        For the three                   For the six
                                        months ended                    months ended
                                 November 28,   November 29,        November 28, November 29,
                                    1998           1997                1998         1997
                                  -------        -------             -------      -------
Net sales.................        $14,800        $21,034             $31,787      $41,404
Cost of sales.............          8,886         11,997              18,190       23,710
                                  -------        -------             -------      -------

Gross profit..............          5,914          9,037              13,597       17,694

Selling, general and
administrative expenses...          9,224          8,826              18,485       17,306

  Operating income(loss)..         (3,310)           211              (4,888)         388

Interest expense, net.....            367            426                 711          796
                                  -------        -------             -------      -------

 (Loss) before
   income taxes...........         (3,677)          (215)             (5,599)        (408)

(Benefit) for
income taxes..............            600            (47)                600          (82)
                                  -------        -------             -------      -------

Net (loss)................        $(4,277)       $  (168)             (6,199)        (326)
                                  =======        =======             =======      =======

Net (loss)
 Per share................        $ (0.50)       $ (0.02)            $ (0.72)     $ (0.04)
                                  =======        =======             =======      =======

Weighted average shares
 outstanding..............          8,624          8,462               8,624        8,462
                                  =======        =======             =======      =======

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                            For the six months ended
                                                                        November 28,         November 29,
                                                                            1998                 1997
                                                                        -------------        ------------
Cash flows from operating activities:
 Net (loss).....................................................             $ (6,199)          $   (326)
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities--
   Depreciation.................................................                1,539              1,283
   Store closing expense........................................                1,668                 --
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable.................                 (735)            (1,206)
     (Increase) in prepaid income taxes.........................                   --                (83)
     Decrease (increase) in inventory...........................                2,756             (7,347)
     (Increase) in prepaid expenses and other current assets....                 (413)            (1,542)
     Decrease in other assets...................................                    2                171
     (Decrease) increase in accounts payable....................               (3,249)             5,570
     (Decrease) in other accrued expenses and deferred income...                 (972)               606
     (Decrease) in accrued and currently deferred income taxes..                  543               (428)
                                                                             --------           --------

 Net cash (used in) operating activities........................               (5,060)            (3,302)
                                                                             --------           --------

 Cash flows from investing activities:
   Capital expenditures.........................................                 (437)              (582)
                                                                             --------           --------

 Net cash (used in) investing activities........................                 (437)              (582)
                                                                             --------           --------

Cash flows from financing activities:
   Proceeds from unsecured notes payable........................               18,056             21,125
   Repayments of unsecured notes payable........................              (11,581)           (13,700)
   Repayments of long term borrowings...........................               (1,113)              (838)
   Issuance of common stock.....................................                   --                  3
                                                                             --------           --------

Net cash provided by financing activities.......................                5,362              6,590
                                                                             --------           --------


Net (decrease) increase in cash and cash equivalents............                 (135)             2,706

Cash and cash equivalents, beginning of period..................                2,278              1,710
                                                                             --------           --------

Cash and cash equivalents, end of period........................             $  2,143           $  4,416
                                                                             ========           ========

During the six months ended November 28, 1998 and November 29 1997, the Company paid income taxes of $56 and $428, respectively, and paid interest of $718 and $785, respectively.


          See accompanying notes to consolidated financial statements

1.   Consolidated Financial Statements
     ---------------------------------

     The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of November 28, 1998 and November 29, 1997 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A for the fiscal year ended May 30, 1998.

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


3.   Transactions with Affiliates
     ----------------------------

     The Company enters into a number of transactions with Town & Country Corporation and its affiliates ("Town & Country") for the purchase of jewelry. During a portion of fiscal 1998 and all of fiscal years 1997 and 1996 one of the Company's directors and its acting president and chief executive officer was an executive officer of Town & Country. The Company purchased jewelry in an aggregate of approximately $560,000, $640,000 and $1.4 million in fiscal 1998, 1997 and 1996, respectively. Management believes that these purchases approximate arm's-length transactions.


4.   Store Closing Expense
     ---------------------

     During the quarter ended November 28, 1998, the Company recorded a charge associated with the closure of its store in Ketchikan, Alaska, as well as one store in each of Antigua and St. Kitts. The store in St. Kitts was closed indefinitely due to damage inflicted by Hurricane Georges. The charge amounted to approximately $1.7 million and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income. Approximately $1.5 million of the charge relates to the impairment of fixed assets and leasehold improvements at the closed stores.


5.   Credit Arrangements
     -------------------

     The Company has unsecured credit facilities of $19.7 million with two banks, of which approximately $16.6 million in borrowings were outstanding as of November 28, 1998. Approximately $4.1 million of these outstanding borrowings is utilized to secure customs bonds and other bank guarantees required in the normal course of business. The Company currently has $3.1 million available for borrowing under these credit facilities. However, any unfunded portion of the available facilities can be withdrawn at the banks' discretion.

     The credit facilities with the Company's two banks were up for renewal at the end of December 1998. One of the Company's lead banks has renewed its credit facility in the amount of $9.5 million on approximately the same terms and conditions through December 31, 1999. The other lead bank has extended its credit facility in the amount of $7.0 million through January 31, 1999. The Company is currently negotiating a renewal of this facility through September 30, 1999; however, there is no assurance at this time that such renewal will be granted. If this credit facility is not renewed, or if the terms and conditions of this credit facility are materially changed, it could have a material adverse effect on the Company's results of operations. On August 11, 1998, in addition to the credit facilities discussed above, one of the Company's lead banks approved a $3.0 million seasonal line of credit (the "Credit Facility"), which the Company is using to support its inventory for the peak selling season. As of January 4, 1999, the Company has drawn $2.8 million under the Credit Facility. Additionally, in February 1996, the Company obtained a term loan of approximately $8.9 million from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt accrues at an annual interest rate of 7.25%, and is payable monthly. The principle is payable in equal quarterly payments over a four year period, commencing March 1997. As of November 28, 1998, the Company had $5.0 million of term debt outstanding against this term loan. As of May 30, 1998, the Company was in compliance with, or received waivers for, all restrictive covenants related to these credit facilities.

6.   Earnings Per Share
     ------------------

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

                                                Three Months Ended
                                                ------------------
                                                11/28/98  11/29/97
                                                --------  --------

  Weighted average number of shares
   used in basic earnings per share
   calculation................................     8,624     8,462

  Dilutive effects of options.................       ---       ---

  Weighted average number of shares
   used in diluted earnings per share
   calculation................................     8,624     8,462

  Shares under option plans or outside
   such option plans excluded in computation
   of diluted earnings per share due to
   anti-dilutive effects......................       944       929


7.   Accounting for Income Taxes
     ---------------------------

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


8.   Other Assets
     ------------

     Other assets consist primarily of amounts related to rental deposits.

     The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews applicable assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of these assets by determining whether the amortization over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate commensurate with the risks involved. No such impairment existed as of November 28, 1998.

     In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all costs associated with preopening, preoperating and organization activities to be expensed as incurred. The Company elected to adopt SOP 98-5 as of June 1, 1997.

9.   Statement of Financial Accounting Standards No.  123 - Accounting for
     ---------------------------------------------------------------------
Stock-Based Compensation
------------------------

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


11.  Advertising
     -----------

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


12.  Commitments and Contingencies
     -----------------------------

The Company's Relationship with Rolex
-------------------------------------

     Historically, the Company was the exclusive authorized retailer for Rolex watches on the islands on which the Company operates. Following the execution of the Agreement and Plan of Merger, dated as of February 4, 1998 (the "Merger Agreement"), with Destination Retail Holdings Corporation ("DRHC") and certain of its affiliates, Rolex suspended shipments of its products to the Company because Rolex indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. Following termination of the Merger Agreement, on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through Little Switzerland's stores. Sales of Rolex watches accounted for 26%, 24% and 23% of the Company's sales in fiscal 1998, 1997 and 1996, respectively. In order to mitigate the impact on sales of the loss of Rolex products, the Company is actively exploring opportunities for expanding existing, and adding new, world class product lines in both watches and jewelry. In connection with these efforts, the Company has added Movado, Baume & Mercier and Mont Blanc time pieces to its watch lines and has added Breitling products to its flagship store in Aruba. At this time, the Company does not anticipate adding Breitling products to its other stores. In addition, the Company has increased the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher priced fashion merchandise, including diamond, tanzanite, pearl and certain designer name classifications. There can be no assurance that the Company's actions in replacing Rolex products with new or expanded watch and jewelry products will be successful or that the sales of these new or expanded products will reduce the effect of the loss of Rolex as a supplier on the Company's sales.

     On September 25, 1998, at Rolex's request, the Company returned its remaining Rolex inventory valued at $1.4 million to Rolex for credit. The Company invoiced Rolex for the full value of the inventory and has accounted for the return as a receivable on its books. The Company has been verbally informed by Rolex that Rolex does not believe the returned inventory is worth the $1.4 million and the Company is currently in discussions with Rolex regarding the value of this inventory.

Aruba Audit
-----------

     During 1997, the Company received an assessment from the local government in Aruba that relates to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc., a wholly-owned subsidiary of the Company, to Aruba. During 1998, the Company met with the tax authorities in Aruba. The Company has entered into a final settlement with the tax authorities regarding its 1988-1996 local tax returns and recorded a tax expense of $.6 million in the three-month and six-month periods ended November 28, 1998 for the incremental cost of this settlement. Pursuant to this settlement, the Company has been assessed a profit tax in the amount of $650,000, which is payable in ten equal installments of $65,000 per month commencing on March 1, 1999. Interest of 6% per annum will be charged on the outstanding amount starting on March 1, 1999. The Company also has been assessed a wage tax in the amount of $550,000, which is payable in six installments commencing in June 1999. Interest of 6% per annum will be charged on the outstanding amount starting on June 1, 1999. The Company may be subject to an additional assessment for the Company's fiscal years 1997 and 1998 local income tax returns. At this time the Company is unable to quantify the related financial exposure, if any. In the opinion of management of the Company, there is no assurance that this assessment will not have a material adverse effect on the Company's financial condition or results of operations.

IDC Benefit
-----------

     Under an agreement which expired at the end of August, 1998, the Company's wholly-owned subsidiary, L.S. Wholesale, Inc., which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, benefited from a lower tax rate on its income earned outside the U.S. Virgin Islands. Under this agreement such income was taxed at a rate of 3.74%. L.S. Wholesale has submitted its application for renewal of benefits, and anticipates that it will be notified with respect to the renewal sometime during fiscal 1999. Until it receives notification with respect to this renewal, the Company must pay taxes on all of L.S. Wholesale's U.S.V.I. based income at the statutory rate of 37.4%. However, if the renewal is granted, then management believes that the lower tax rate will be applied retroactively to the end of August, 1998 and the Company will be reimbursed for any excess tax payments; however, there is no assurance that this will occur. The Company anticipates that the agreement will be renewed at the same or less favorable benefit. It, however, has no assurance at this time that such a renewal will be granted or that it will be notified with respect to such renewal during fiscal 1999. If it is not renewed, all of the L.S. Wholesale's U.S.V.I. based income will be taxed at the statutory rate of 37.4% and L.S. Wholesale will be subject to a gross receipts tax. Such non-renewal may have a material adverse effect on the Company's results of operations. The Company's effective tax rate was 31.9% and 0.0% in the fiscal years ended May 30, 1998 and May 31, 1997, respectively.

Hurricane Damage
----------------

     In September 1998, Hurricane Georges inflicted minor damage to several of the Company's stores and caused significant damage to its St. Kitts store and to various islands' infrastructures, including hotels and other tourist facilities. As of October 16, 1998, all of the Company's stores have reopened with the exception of the St. Kitts store, which sustained major damage. Based on currently available information, the Company anticipates that the St. Kitts store will be closed indefinitely. At this time, the financial impact of Hurricane Georges on the Company's Caribbean operations is difficult to quantify. The Company is currently in the process of completing and filing insurance claims with its insurance carrier in connection with the hurricane damage to certain of the Company's properties. In January 1999, the Company received approximately $500,000 in initial payments on its claims from its insurance carrier.

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

PART I.   FINANCIAL INFORMATION

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations
---------------------

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

YEAR 2000 READINESS DISCLOSURE

     The statements in the following section include "Year 2000 readiness disclosure" within the meaning the Year 2000 Information and Readiness Disclosure Act.

     Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were designed and developed without considering the impact of the upcoming millennium. If not corrected, many computer systems could fail or create erroneous results relating to the year 2000. If the Company or its significant suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

     The Company has developed plans to address the possible exposures related to the impact on its computer systems of the year 2000 issue. Key financial, information and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required systems modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed during fiscal 1999. The Company is also focusing on major suppliers to assess their compliance. The Company has received assurances from certain suppliers that such suppliers expect to be year 2000 compliant and is seeking such assurances from its other material suppliers. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems. In the event a material supplier is not year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The costs incurred to date related to these programs have not been material and the Company does not expect its future costs related to these programs to be material. Such costs have been and will continue to be funded through operating cash flows. The Company presently believes that the total cost of achieving year 2000 compliant systems is not expected to be material to its financial condition, liquidity, or results of operations.

     Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's customers and suppliers.

     The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its year 2000 project plan as well as its year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to year 2000 problems.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED NOVEMBER 28, 1998

General
-------

     The Company currently operates 24 luxury gift and jewelry stores. Last year at this time, the Company operated 27 stores. The Company has recently closed one store in Ketchikan, Alaska, as well as one store each in Antigua and St. Kitts. The store in St. Kitts was closed indefinitely due to damage inflicted by Hurricane Georges. See Part I, Item 1 "Footnote 12 Consolidated Financial Statements (unaudited)."

Net Sales
---------

     Net sales for the three-month period ended November 28, 1998 were $14.8 million, a 29.6% reduction from net sales of $21.0 million for the corresponding three-month period last year. Net sales for the six-month period ended November 28, 1998 were $31.8 million, a 23.2% reduction from net sales of $41.4 million for the corresponding six-month period last year. Net sales in comparable stores fell 28.6% in the three-month period ended November 28, 1998 and 22.5% in the six-month period ended November 28, 1998.

     Management attributes the reduction in sales for both the three-month and six-month period ended November 28, 1998 primarily to the absence of Rolex products in the Company's stores. The Company has not received any shipments of Rolex products since January 1998. Historically, Little Switzerland was the exclusive authorized retailer for Rolex watches on the islands on which the Company operates. On July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through Little Switzerland's stores. See Part I, Item 1 "Footnote 12 to Consolidated Financial Statements (unaudited)." The overall impact of operating without Rolex was similar throughout most of the Company's market areas. Excluding the impact of Rolex sales, sales in comparable stores fell 3.1% in the three-month period ended November 28, 1998 and 1.8% in the six-month period ended November 28, 1998.

     During the three-month period ended November 28, 1998, the Company's store in St. Kitts was closed indefinitely due to damage inflicted by Hurricane Georges. See Part I, Item 1 "Footnote 12 to Consolidated Financial Statements (unaudited)." This event contributed to approximately $.2 million of the net sales reduction in both the three-month and six-month period ended November 28, 1998.

Gross Profit
------------

     Gross profit, as a percentage of net sales, was 40.0% for the three-month period ended November 28, 1998 and 42.8% for the six-month period ended November 28, 1998 as compared to 43.0% and 42.7%, respectively, for the corresponding periods last year. The Company attributes the decrease in gross profit as a percentage of net sales for the three-month period ended November 28, 1998 in part to the impact of markdowns taken to stimulate sales of slow-moving inventory. In addition, the Company decided to discontinue and liquidate certain merchandise in the "accessories" category, resulting in significant discounting of this product line.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, General and Administrative expenses ("SG&A") for the three-month period ended November 28, 1998 were $9.2 million, or 62.3% of net sales, and for the six-month period ended November 28, 1998 were $18.5 million, or 58.2% of net sales as compared to $8.8 million, or 42.0% of net sales and $17.3 million, or 41.8% of net sales for the corresponding periods last year. Included in SG&A for both the three-month and the six-month periods ended November 28, 1998 is a charge of $1.7 million representing a charge recorded by the Company for the closing of three stores. The Company recently closed one store in Ketchikan, Alaska, as well as one store in each of Antigua and St. Kitts. The store in St. Kitts was closed indefinitely due to damage inflicted by Hurricane Georges. See
Part I, Item 1 "Footnote 12 to Consolidated Financial Statements (unaudited)." This charge is for impairment of fixed assets and leasehold improvements at the closed stores of approximately $1.5 million. Excluding store closing costs, SG&A represents 51.0% and 52.9% of net sales for the three-month and six-month periods ended November 28, 1998, respectively. The increase in SG&A as a percentage to net sales, exclusive of store closing costs, is primarily attributable to the reduction in net sales for the three-month and the six-month period ended November 28, 1998.

Other
-----

     Net interest expense was $367,000 for the three-month period ended November 28, 1998 and $711,000 for the six-month period ended November 28, 1998 compared to $426,000 and $796,000, respectively, for the corresponding periods last year. The decrease in net interest expense reflects lower average borrowings and lower interest rates as compared to the corresponding periods last year.

     The Company's effective tax rate was essentially 0.0% for the three-month and six-month periods ended November 28, 1998 compared to 21.9% and 20.1%, respectively, for the corresponding periods last year, however, a tax expense of $.6 million was recorded in the three-month and six-month periods ended November 28, 1998 representing the incremental cost of the tax settlement with the government of Aruba. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the six-month period ended November 28, 1998 was $5.1 million, compared to $3.3 million for the corresponding period last year. The increase in net cash used in operations primarily reflects an increase in the net operating loss and a decrease in both inventory and accounts payable balances during the three-month period ended November 28, 1998.

     During 1997, the Company received an assessment from the local government in Aruba that relates to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc., a wholly-owned subsidiary of the Company, to Aruba. During 1998, the Company met with the tax authorities in Aruba. The Company has entered into a final settlement with the tax authorities regarding its 1988-1996 local tax returns and recorded a tax expense of $.6 million in the three-month and six-month periods ended November 28, 1998 for the incremental costs of this settlement. Pursuant to this settlement, the Company has been assessed a profit tax in the amount of $650,000, which is payable in ten equal installments of $65,000 per month commencing on March 1, 1999. Interest of 6% per annum will be charged on the outstanding amount starting on March 1, 1999. The Company also has been assessed a wage tax in the amount of $550,000, which is payable in six installments commencing in June 1999. Interest of 6% per annum will be charged on the outstanding amount starting on June 1, 1999. The Company may be subject to an additional assessment for the Company's fiscal years 1997 and 1998 local income tax returns. At this time the Company is unable to quantify the related financial exposure, if any. In the opinion of management of the Company, there is no assurance that this assessment will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has unsecured credit facilities of $19.7 million with two banks of which approximately $16.6 million in borrowings were outstanding as of November 28, 1998. The credit facilities with the Company's two banks were up for renewal at the end of December 1998. One of the Company's lead banks has renewed its credit facility in the amount of $9.5 million on approximately the same terms and conditions through December 31, 1999. The other lead bank has extended its credit facility in the amount of $7.0 million through January 31, 1999. The Company is currently negotiating a renewal of this facility through September 30, 1999; however, there is no assurance at this time that such renewal will be granted. If this credit facility is not renewed, or if the terms and conditions of this credit facility are materially changed, it could have a material adverse effect on the Company's results of operations. On August 11, 1998, in addition to the credit facilities discussed above, one of the Company's lead banks approved a $3.0 million seasonal line of credit (the "Credit Facility"), which the Company is using to support its inventory for the peak selling season. The Credit Facility expires on March 2, 1999. As of January 4, 1999, the Company has drawn $2.8 million against the Credit Facility. Further, in February 1996, the Company obtained a term loan of approximately $8.9 million from its two lead banks to finance its acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt is payable monthly and the principal is payable in equal quarterly payments over a four year period commencing March 1997.

     The loan documents for the Company's credit facilities contain restrictive covenants, including financial covenants. As of May 30, 1998, the Company was in compliance with, or received waivers for, all restrictive covenants related to these credit facilities. There is no assurance that the Company will continue to be in compliance with, or obtain waivers for, all such restrictive covenants. It remains management's expectation that funds available from operations and existing credit facilities will be sufficient to fund operations and expansion for the foreseeable future.

     Capital expenditures for the six months ended November 28, 1998 were approximately $437,000 compared to $582,000 for the corresponding period last year.

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

     On July 15, 1998, the defendants moved to dismiss the Complaint on the grounds that the court lacks subject matter jurisdiction over the claims. In addition, Mr. Crane moved to dismiss the Complaint on the grounds that the court lacks personal jurisdiction over him. Following preliminary discovery, the Company filed an opposition to the defendants' motion to dismiss. The court heard these motions on November 17, 1998, but has not yet issued a decision on the motion.

     On October 7, 1998, Jewelcor Management, Inc. ("Jewelcor"), a record stockholder of the Company, filed an action in the Court of Chancery for the State of Delaware (Civil Action No. 16688-NC) against the Company seeking an order that a meeting of stockholders of the Company be held immediately for the purposes of electing directors and conducting such other business as is brought before the meeting. On December 1, 1998, the Company announced that it had scheduled an annual meeting of stockholders to be held on February 25, 1999, with a record date of January 8, 1999, at which one Class I director and one Class III director would be elected. Jewelcor subsequently filed a motion for leave to file an amended complaint alleging that the Company has inequitably manipulated the size of the Board of Directors and seeking an election of four directors at the next annual meeting of stockholders. On December 11, 1998, the court granted Jewelcor's motion for leave to file an amended complaint. The parties are currently conducting discovery and a trial on this matter has been scheduled for January 26, 1999.

     In addition, the Company is involved in various other legal proceedings which, in the opinion of management, will not result in a material adverse effect on the financial condition or results of operations of the Company.

ITEM 5.   Other Information
          -----------------

     In December, 1998, a Royal Caribbean cruise ship ran aground near St. Maarten. This ship is expected to be out of service during the Company's third and fourth quarters. This ship's regular travel route allows passengers to disembark on several islands where the Company maintains stores. It is not possible at this time for the Company to quantify the amount of profits it may lose as a result of the temporary loss of sales to passengers traveling on this ship. At this time, the Company does not expect that the losses will have a material adverse effect on the financial condition or results of operations of the Company.

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

 10.26 Employment Agreement, dated as of September 10, 1998, between David J. Nace and the Company is filed herewith as Exhibit 10.26.

 10.27 Employment Agreement, dated as of August 25, 1998, between Michael M. Poole and the Company is filed herewith as Exhibit 10.27.

 10.28 Non-Qualified Stock Option Agreement, dated as of August 25, 1998, between Michael M. Poole and the Company is filed herewith as Exhibit 10.28.

 27.1     Financial Data Schedule is filed herewith as Exhibit 27.1.

(b)  Reports on Form 8-K during the quarter ended November 28, 1998

     No Form 8-K was issued by the Company during the three-month period ended November 28, 1998.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LITTLE SWITZERLAND, INC.


Date: January 12, 1999              By: /s/ David J. Nace
                                        -----------------
                                        David J. Nace
                                        Chief Financial Officer,
                                        Executive Vice President and Treasurer
                                        [Authorized Officer and Principal
                                        Financial and Accounting Officer]