Form 10-Q
period 1999-02-27
LITTLE SWITZERLAND INC/DE
filed 1999-04-19
CIK 875523

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the quarterly period ended February 27, 1999

                                       or

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

                         YES    X    NO
                             ------     ----


At April 8, 1999, 8,624,516 shares of $.01 par value common stock of the registrant were outstanding.

                           LITTLE SWITZERLAND, INC.
                              INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED FEBRUARY 27, 1999

                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
         Consolidated Balance Sheets as of February 27, 1999 (unaudited) and May 30, 1998               3

         Consolidated Statements of Income (unaudited) for the three and nine months ended
         February 27, 1999 and February 28, 1998                                                        4

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended
         February 27, 1999 and February 28, 1998                                                        5

         Notes to Consolidated Financial Statements (unaudited)                                      6-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations                                                                              12-16
         -------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    16
-------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             17
--------------------------

Item 5.  Other Information                                                                             18
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                              18
-----------------------------------------

Signature Page                                                                                         19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands except per share data)
                                  (unaudited)

                                                      February 27,  May 30,
                                                         1999        1998
                                                      -----------  ---------
                                                      (unaudited)
                       ASSETS
Current assets:
   Cash and cash equivalents........................    $  2,781   $  2,278
   Accounts receivable..............................       2,458      1,999
   Inventory........................................      42,991     49,178
   Prepaid expenses and other current assets........       2,163      1,944
                                                                   --------
         Total current assets.......................      50,393     55,399
                                                        --------   --------

Property, plant and equipment, at cost..............      37,872     39,688
   Less -- Accumulated depreciation.................     (19,316)   (18,230)
                                                        --------   --------
                                                          18,556     21,458
                                                        --------   --------

Other assets........................................         292        294
                                                        --------   --------

         Total assets...............................    $ 69,241   $ 77,151
                                                        ========   ========

         LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Current portion of long term debt................    $  2,225   $  2,225
   Unsecured notes payable..........................      10,200      7,825
   Accounts payable.................................       8,373     10,840
   Accrued and currently deferred income taxes......       1,620        777
   Other accrued expenses and deferred income.......       4,047      3,500
                                                        --------   --------

         Total current liabilities..................      26,465     25,167

Long term debt......................................       2,225      3,894

Deferred income taxes...............................         202        202
                                                        --------   --------

         Total liabilities..........................      28,892     29,263
                                                        --------   --------

Commitments and contingencies.......................         ---        ---

Minority interest...................................       1,619      1,619
                                                        --------   --------
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none....................         ---        ---
  Common stock, $.01 par value--
    Authorized--20,000 shares
    Issued and outstanding--8,624 shares
      at February 27, 1999 and at May 30, 1998......          87         87
Capital in excess of par............................      15,601     15,601
Retained earnings...................................      23,042     30,581
                                                        --------   --------

      Total stockholders' equity....................      38,730     46,269
                                                        --------   --------
      Total liabilities, minority interest
         and stockholders' equity...................    $ 69,241   $ 77,151
                                                        ========   ========

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                     (in thousands except per share data)
                                  (unaudited)



                                                For the three                 For the nine
                                                months ended                  months ended
                                         February 27,   February 28,   February 27,   February 28,
                                             1999           1998          1999           1998
                                         -------------  ------------   -------------  ------------
Net sales..............................       $25,787        $34,925       $57,574        $76,329
Cost of sales..........................        15,253         19,901        33,444         43,612
                                              -------        -------       -------        -------

Gross profit...........................        10,534         15,024        24,130         32,717

Selling, general and
administrative expenses................        11,265         12,352        29,751         29,657
                                              -------        -------       -------        -------

  Operating (loss) income..............          (731)         2,672        (5,621)         3,060

Interest expense, net..................           307            481         1,018          1,278
                                              -------        -------       -------        -------

  (Loss) income before
      income taxes.....................        (1,038)         2,191        (6,639)         1,782

Provision for
income taxes...........................           300            402           900            320
                                              -------        -------       -------        -------

Net (loss) income......................       $(1,338)       $ 1,789       $(7,539)       $ 1,462
                                              =======        =======       =======        =======

Basic and diluted net (loss) earnings
   per share...........................        $(0.16)         $0.21        $(0.87)         $0.17
                                              =======        =======       =======        =======

            See accompany notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                             For the nine months ended
                                                             February 27,  February 28,
Cash flows from operating activities:                           1999         1998
                                                            -------------  -----------
 Net (loss) income........................................      $ (7,539)  $  1,462
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities--
  Depreciation............................................         1,848      1,977
  Store closing expense...................................         1,668         --
 Changes in assets and liabilities:
  (Increase) in accounts receivable.......................          (459)      (400)
  Decrease (increase) in inventory                                 6,187     (2,720)
  (Increase) in prepaid expenses
    and other current assets..............................          (219)    (1,553)
  Decrease in other assets................................             2        251
  (Decrease) increase in accounts payable                         (2,467)     2,925
  Increase in other accrued expenses
    and deferred income...................................           547        332
  Increase (decrease) in accrued and currently
    deferred income taxes                                            843       (110)
                                                                --------   --------
Net cash provided by operating activities                            411      2,164
                                                                --------   --------
Cash flows from investing activities:
   Capital expenditures...................................          (614)      (944)
                                                                --------   --------
Net cash (used in) investing activities...................          (614)      (944)
                                                                --------   --------
Cash flows from financing activities:
   Proceeds from unsecured notes payable..................        24,998     26,825
   Repayments of unsecured notes payable..................       (22,623)   (25,225)
   Repayments of long term borrowings.....................        (1,669)    (1,669)
   Issuance of common stock...............................            --        423
                                                                --------   --------
Net cash provided by financing activities.................           706        354
                                                                --------   --------

Net increase (decrease) in cash and cash equivalents......           503      1,574

Cash and cash equivalents, beginning of period............         2,278      1,710
                                                                --------   --------
Cash and cash equivalents, end of period..................      $  2,781   $  3,284
                                                                ========   ========

During the nine months ended February 27, 1999 and February 28, 1998, the Company paid income taxes of $56 and $429, respectively, and paid interest of $1,114 and $1,283, respectively.

          See accompanying notes to consolidated financial statements

1.  Consolidated Financial Statements
    ---------------------------------

    The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of February 27, 1999 and February 28, 1998 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A for the fiscal year ended May 30, 1998.

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


3.  Store Closing Expense
    ---------------------

    During the quarter ended November 28, 1998, the Company recorded a charge associated with the closure of its store in Ketchikan, Alaska, as well as one store in each of Antigua and St. Kitts. The store in St. Kitts was closed due to damage inflicted by Hurricane Georges. The charge amounted to approximately $1.7 million and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income. Approximately $1.5 million of the charge relates to the impairment of fixed assets and leasehold improvements at the closed stores.


4.  Credit Arrangements
    -------------------

    The Company has unsecured credit facilities of $15.7 million, of which approximately $14.4 million in borrowings were outstanding as of February 27, 1999. Approximately $4.2 million of these outstanding borrowings is utilized to secure customs bonds and other bank guarantees required in the normal course of business. Additionally, the Company has a term loan of approximately $8.9 million which it obtained in February 1996 from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt currently accrues at an annual rate of 7.02%, and is payable monthly. The principal under the term loan is payable in equal quarterly payments over a four year period, which commenced in March 1997. As of February 27, 1999, the Company had $4.5 million of term debt outstanding against this term loan.

    As a result of a notification of a renewal proposal received from one of the Company's lead banks reducing its commitment from a $7.0 million facility to a $3.0 million facility, the Company's unsecured credit facilities decreased from $19.7 million as of November 28, 1998 to $15.7 million as of February 27, 1999. This credit facility with one of the Company's lead banks expired in March 1999 and has not been renewed by the bank. The Company currently is not in compliance with certain financial covenants contained in the original loan agreement with one of its banks and was unable to make payments totaling approximately $1.5 million under the revolving term loans with one of its banks upon the maturity dates of such loans. As a result of these events, (i) the banks may demand immediate repayment of all amounts outstanding under its credit facilities and
(ii) the Company is unable to borrow any additional funds under its credit facilities.

    The Company is in active negotiations with both of its banks concerning a potential standstill agreement pursuant to which the banks would agree not to exercise their rights and remedies under the loan documents, including declaring all amounts outstanding under the loans immediately due and offsetting any balances in the Company's accounts in the banks as permitted under the loan agreements. The banks have indicated their willingness to enter into a standstill agreement for a period of 120 days in exchange for, among other things, the Company granting a security interest to the banks in certain of its personal property and, with certain exceptions, the Company complying with the existing loan agreements. In connection with the standstill agreement, it is anticipated the banks will consent to the Company, to allow the Company to generate funds for working capital, seeking a mortgage financing on its real property. There can be no assurance, however, that the Company will be successful in obtaining a standstill agreement with its banks or that such agreement will be on terms favorable to the Company. If the Company is not successful in obtaining such agreement, the banks may declare amounts outstanding under these loans immediately due. If either of the banks declares amounts outstanding under such loan agreements immediately due and offset any balances in the Company's accounts in the banks, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company.


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

                                                Three Months Ended  Nine Months Ended
                                                ------------------  -----------------
                                                 2/27/99   2/28/98   2/27/99  2/28/98
                                                 -------   -------   -------  -------

  Weighted average number of shares
   used in basic earnings per share
   calculation................................     8,624     8,494     8,624    8,473

  Dilutive effects of options.................       ---       229       ---      221

  Weighted average number of shares
   used in diluted earnings per share
   calculation................................     8,624     8,723     8,624    8,694

  Shares under option plans or outside
   such option plans excluded in computation
   of diluted earnings per share due to
   anti-dilutive effects......................       904       256       904      256

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

    The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews applicable assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of these assets by determining whether the amortization over their remaining lives can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future results using a discount rate commensurate with the risks involved. No such impairment existed as of February 27, 1999.

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

    On September 25, 1998, at Rolex's request, the Company returned its remaining Rolex inventory valued at $1.4 million to Rolex for credit. On March 30, 1999, the Company received a payment of approximately $1.0 million from Rolex in full settlement of the outstanding credit. The Company recorded a loss of $.4 million in the three months and nine months ended February 27, 1999 attributable to this settlement.

Aruba Audit
-----------

    During 1997, the Company received an assessment from the local government in Aruba that relates to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc., a wholly-owned subsidiary of the Company, to Aruba. During 1998, the Company met with the tax authorities in Aruba. The Company has entered into a final settlement with the tax authorities regarding its 1988-1996 local tax returns and recorded a tax expense of $0.6 million in the three-month and six-month periods ended November 28, 1998 for the incremental cost of this settlement. Pursuant to this settlement, the Company has been assessed a profit tax in the amount of $650,000, which is payable in ten equal installments of $65,000 per month commencing on March 1, 1999. Interest of 6% per annum is being charged on the outstanding amount as of March 1, 1999. The Company also has been assessed a wage tax in the amount of $550,000, which is payable in six installments commencing in June 1999. Interest of 6% per annum will be charged on the outstanding amount starting on June 1, 1999. The Company may be subject to an additional assessment for the Company's fiscal years 1997 and 1998 local income tax returns. At this time the Company is unable to quantify the related financial exposure, if any. In the opinion of management of the Company, this assessment may have a material adverse effect on the Company's financial condition or results of operations.

IDC Benefit
------------

    Under an agreement which expired at the end of August, 1998, the Company's wholly-owned subsidiary, L.S. Wholesale, Inc., which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, benefited from a lower tax rate on its income earned outside the U.S. Virgin Islands. Under this agreement such income was taxed at a rate of 3.74%. The Company has submitted its application for renewal of benefits and has been verbally notified that the IDC Commission has recommended to the Governor of the U.S.V.I. that the Company be awarded up to 75% of the IDC benefits which it has enjoyed in the past. The Company anticipates that it will be notified with respect to such renewal within the 60 day period in which the Governor is permitted under applicable law to determine the extent of the benefits the Company will receive. Until it receives notification with respect to this renewal, the Company must pay taxes on all of the Company's U.S.V.I. based income at the statutory rate of 37.4%. However, if the renewal is granted, then management believes that the lower tax rate will be applied retroactively to the end of August, 1998 and the Company will be reimbursed for any excess tax
payments; however, there is no assurance that this will occur.   If the renewal
is not granted, then all of the Company's U.S.V.I. based income will be taxed at the statutory rate of 37.4% and the Company will be subject to a gross receipts tax. Such non-renewal may have a material adverse effect on the Company's results of operations. The Company's effective tax rate was 31.9% and 0.0% in the fiscal years ended May 30, 1998 and May 31, 1997, respectively.

Hurricane Damage
----------------

    In September 1998, Hurricane Georges inflicted minor damage to several of the Company's stores and caused significant damage to its St. Kitts store and to various islands' infrastructures, including hotels and other tourist facilities. As of October 16, 1998, all of the Company's stores have reopened with the exception of the St. Kitts store, which sustained major damage and has been permanently closed. At this time, the financial impact of Hurricane Georges on the Company's Caribbean operations is difficult to quantify. The Company is currently in the process of completing and filing insurance claims with its insurance carrier in connection with the hurricane damage to certain of the Company's properties. As of April 12, 1999, the Company has received approximately $960,000 in payments on its claims from its insurance carrier relative to its claim for the St. Kitts store.

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

DRHC Litigation
---------------

    On June 10, 1998, the Company filed a civil action in the United States District Court for the District of Delaware against DRHC, Stephen Crane, DRHC's controlling shareholder, Young Caribbean Jewelry Company Limited, a Cayman Islands corporation, Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. The Company alleges breach of the Merger Agreement among the Company, DRHC and certain affiliates of DRHC and also alleges claims
of misrepresentation and civil conspiracy, among other causes of action.   The
Company is seeking monetary damages, including, without limitation, consequential damages relating to harm to its business. On July 15, 1998, the defendants moved to dismiss the complaint on jurisdictional grounds. On March 31, 1999, the court issued an order denying the defendants' motions to dismiss. The Company will continue to pursue its claims against the defendants in this matter.

Class Action Lawsuit
--------------------

    On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware against the Company, certain of its existing and former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The Company currently is in the process of reviewing this complaint and intends to defend these claims vigorously. The outcome of this matter is uncertain and as a result at this time management is not able to quantify the related financial exposure, if any.

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

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the Company's ability to design and implement a strategic restructuring plan, (ii) the Company's ability to negotiate with its lenders with respect to a standstill agreement under which the lenders would agree not to exercise their rights and remedies under the existing loan documents, including declaring all amounts outstanding under the loans immediately due, and with respect to amendments to its credit facilities, (iii) the frequency of tourist visits to the locations where the Company maintains retail stores, (iv) the Company's ability to retain relationships with its major suppliers of product for resale,
(v) the Company's ability to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, (vi) weather in the Company's markets, (vii) actions of the Company's competitors and the Company's ability to respond to such actions, (viii) economic conditions that affect the buying patterns of the Company's customers and (ix) availability of new tourist markets for expansion. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.


YEAR 2000 READINESS DISCLOSURE

    The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

    The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its year 2000 project plan as well as its year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to year 2000 problems.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED FEBRUARY 27,
1999

GENERAL

    The Company currently operates 23 luxury gift and jewelry stores. Last year at this time, the Company operated 27 stores. The Company closed one store in Ketchikan, Alaska, and one store each in Antigua and St. Kitts during the nine-month period ended February 27, 1999. The store in St. Kitts was closed due to damage inflicted by Hurricane Georges. In addition, the Company closed one store in Aruba in its fourth quarter ended May 30, 1998.

NET SALES

      Net sales for the three-month period ended February 27, 1999 were $25.8 million, a 26.2% reduction from net sales of $34.9 million for the corresponding three-month period last year. Net sales for the nine-month period ended February 27, 1999 were $57.6 million, a 24.6% reduction from net sales of $76.3 million for the corresponding nine-month period last year. Net sales in comparable stores fell 23.7% in the three-month period ended February 27, 1999 and 23.3% in the nine-month period ended February 27, 1999.

    Management attributes the reduction in sales for both the three-month and nine-month periods ended February 27, 1998 primarily to the absence of Rolex products in the Company's stores. The Company has not received any shipments of Rolex products since January 1998. Historically, the Company was the exclusive authorized retailer for Rolex watches on the islands on which the Company operates. On July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through the Company's stores. See Part I, Item I "Footnote 11 to Consolidated Financial Statements (unaudited)." The overall impact of operating without Rolex was similar throughout most of the Company's market areas. Excluding the impact of Rolex sales, sales in comparable stores increased 6.1% in the three-month period ended February 27, 1999 and 2.3% in the nine-month period ended February 27, 1999.

      In addition, the Company closed three stores in the quarter ended November 28, 1998. These store closings and the resulting lost revenue contributed to the sales reduction by approximately $1.0 million in the three-month period ended February 27, 1999 and by approximately $1.2 million in the nine-month period ended February 27, 1999.

GROSS PROFIT

    Gross profit, as a percentage of net sales, was 40.9% for the three-month period ended February 27, 1999 and 41.9% for the nine-month period ended February 27, 1999 as compared to 43.0% and 42.9%, respectively, for the corresponding periods last year. Management attributes the decrease in gross profit as a percentage of net sales for both the three-month and the nine-month periods ended February 27, 1999 to the impact of markdowns taken for competitive reasons and to stimulate sales of slow-moving inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("SG&A") for the three-month period ended February 27, 1999 were $11.3 million, or 43.7% of net sales, and for the nine-month period ended February 27, 1999 were $29.8 million, or 51.7% of net sales. For the corresponding periods last year, SG&A was $12.4 million, or 35.4% of net sales, and $29.7 million, or 38.9% of net sales, respectively. Included in SG&A for the three-month and nine-month periods ended February 27, 1999 were one-time charges relating to expenses to settle a shareholder litigation and a potential proxy contest, create a valuation reserve for a receivable due from Rolex and to recognize certain severance and tax (non-income) expenses. Included in SG&A for the nine-month period ended February 27, 1999 was $1.7 million representing a charge recorded by the Company for the closing of three stores. The charge was for impairment of fixed assets and leasehold improvements at the closed stores of approximately $1.5 million, and the remaining portion related to a rental obligation at an abandoned location. The increase in SG&A as a percentage to net sales, exclusive of store closing costs, is primarily attributable to the reduction in net sales for the three-month and the nine-month period ended February 27, 1999 and due to certain expenses as explained above.

OTHER

    Net interest expense was $307,000 for the three-month period ended February 27, 1999 and $1,018,000 for the nine-month period ended February 27, 1999 compared to $481,000 and $1,278,000, respectively, for the corresponding periods last year. The decrease in net interest expense reflects lower average borrowings as compared to the corresponding periods last year.

    The Company's effective tax rate was essentially 0.0% for the three-month and nine-month periods ended February 27, 1999 compared to 18.3% and 18.0%, respectively, for the corresponding periods last year. However, a tax expense of $300,000 and $ 900,000 was recorded in the three-month and nine-month periods ended February 27, 1999, respectively, representing expected current liability of certain unaudited and unfiled tax returns and the incremental cost of the tax settlement with the government of Aruba.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations during the nine-month period ended February 27, 1999 was $.4 million, compared to $2.2 million for the corresponding period last year. The change in net cash provided by operations reflects a net operating loss for the nine-month period ended February 27, 1999 compared to a net operating profit during the corresponding period last year and a net decrease in both inventory and accounts payable.

    During 1997, the Company received an assessment from the local government in Aruba that relates to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc., a wholly-owned subsidiary of the Company, to Aruba. During 1998, the Company met with the tax authorities in Aruba. The Company has entered into a final settlement with the tax authorities regarding its 1988-1996 local tax returns and recorded a tax expense of $0.6 million in the three-month and six-month periods ended November 28, 1998 for the incremental costs of this settlement. Pursuant to this settlement, the Company has been assessed a profit tax in the amount of $650,000, which is payable in ten equal installments of $65,000 per
month commencing on March 1, 1999.   Interest of 6% per annum is being charged
on the outstanding amount as of March 1, 1999. The Company also has been assessed a wage tax in the amount of $550,000, which is payable in six installments commencing in June 1999. Interest of 6% per annum will be charged on the outstanding amount starting on June 1, 1999. The Company may be subject to an additional assessment for the Company's fiscal years 1997 and 1998 local income tax returns. At this time the Company is unable to quantify the related financial exposure, if any. In the opinion of management of the Company, this assessment may have a material adverse effect on the Company's financial condition or results of operations.

    The Company has unsecured credit facilities of $15.7 million, of which approximately $14.4 million in borrowings were outstanding as of February 27, 1999. Additionally, the Company has a term loan of approximately $8.9 million which it obtained in February 1996 from its two lead banks to finance the acquisition of the fixtures, leasehold rights and inventories of two stores in Barbados. Interest on this debt currently accrues at an annual rate of 7.02%, and is payable monthly. The principal under the term loan is payable in equal quarterly payments over a four year period, which commenced in March 1997. As of February 27, 1999, the Company had $4.5 million of term debt outstanding against this term loan.

    As a result of a notification of a renewal proposal received from one of the Company's lead banks reducing its commitment from a $7.0 million facility to a $3.0 million facility, the Company's unsecured credit facilities decreased from $19.7 million as of November 28, 1998 to $15.7 million as of February 27, 1999. This credit facility with one of the Company's lead banks expired in March 1999 and has not been renewed by the bank. The Company currently is not in compliance with certain financial covenants contained in the original loan agreement with one of the Company's banks and was unable to make payments totaling approximately $1.5 million under the revolving term loans with one of its banks upon the maturity dates of such loans. As a result of these events, (i) the banks may demand immediate repayment of all amounts outstanding under its credit facilities and (ii) the Company is unable to borrow any additional funds under its credit facilities.

    The Company is in active negotiations with both of its banks concerning a potential standstill agreement pursuant to which the banks would agree not to exercise their rights and remedies under the loan documents, including declaring all amounts outstanding under the loans immediately due and offsetting any balances in the Company's accounts in the banks as permitted under the loan agreements. The banks have indicated their willingness to enter into a standstill agreement for a period of 120 days in exchange for, among other things, the Company granting a security interest to the banks in certain of its personal property and, with certain exceptions, the Company complying with the existing loan agreements. In connection with the standstill agreement, it is anticipated the banks will consent to the Company, to allow the Company to generate funds for working capital, seeking a mortgage financing on its real property. There can be no assurance, however, that the Company will be successful in obtaining a standstill agreement with its banks or that such agreement will be on terms favorable to the Company. If the Company is not successful in obtaining such agreement, the banks may declare amounts outstanding under these loans immediately due. If either of the banks declares amounts outstanding under such loan agreements immediately due or offset any balances in the Company's accounts in the banks, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company.

    In addition to addressing the status of its credit arrangements with its existing lenders, the Company is actively exploring other financing alternatives, including, without limitation, entering into discussions with other lenders and pursing potential equity investments by certain third parties. At this time, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to finance its working capital or to pay amounts outstanding under the loans which the Company's banks may declare immediately due. There is no assurance that the Company will be successful in obtaining any other financing. Because the Company's existing lenders will not permit the Company to increase its borrowings under the existing credit facilities and have indicated that at this time they will not increase the Company's availability in connection with a potential standstill agreement, other than any potential future mortgage financing on its real property, the Company's only source of working capital is from funds from operations. At this time, the Company does not believe that funds from operations will be sufficient to adequately support its operations past the end of fiscal 1999. If the Company is unable to obtain other financing that will provide it with funds for working capital purposes by the end of fiscal 1999, it will have a material adverse effect on the Company.

    Capital expenditures for the nine months ended February 27, 1999 were approximately $614,000 compared to $944,000 for the corresponding period last year.

RESTRUCTURING PLAN

    The Company is in the process of developing a strategic plan that will attempt to address its present financial situation and prepare it for the future. The Company anticipates that it will face a significant restructuring in the near future and that the restructuring plan will be completed sometime during the Company's fourth quarter of fiscal 1999. The following is a brief summary of certain of the aspects of the Company's business that this restructuring plan will attempt to address.

    In connection with this restructuring, the Company will evaluate whether to maintain its current store locations based on several factors, including, most importantly, the profitability of the store. Although at this time the Company is unable to estimate the number of stores that may be impacted by this restructuring plan, the Company does anticipate that it may close or relocate several unprofitable stores.

    The Company also will survey its product mix to more closely align its sales efforts with its customer base. The Company will attempt to identify those products that will be in demand by its customers. It also will seek to implement more efficient distribution channels for the Company's products.

    Additionally, the restructuring plan will attempt to address the Company's liquidity and capital resources needs. As more fully discussed above in "--Liquidity and Capital Resources," the Company currently is in active negotiations with its banks regarding the status of its lending arrangements. This restructuring plan also will address the Company's need for additional capital.

    Finally, the restructuring plan will seek to strengthen and replenish the Company's management team, while retaining and motivating its valued employees. The Company has hired a nationally recognized search firm to assist it in the process of finding a permanent Chief Executive Officer. Finding the right individual to fill this position will be a strong priority for the Company.


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

    On January 19, 1999, the Defendant Lydia Magras filed a petition for Bankruptcy (Chapter 7) in the United States Bankruptcy Court, District of St. Thomas. A Notice of Appearance was filed on February 2, 1999 on behalf of the Company. A trustee was appointed, but due to a conflict of interest, he has withdrawn from the case. A new trustee has yet to be appointed. A meeting of the creditors was scheduled for February 9, 1999, but had to be rescheduled as a result of the trustee's conflict. A new date has not been scheduled.

    On June 10, 1998, the Company filed a civil action (the "Complaint") in the United States District Court for the District of Delaware (Civil Action No. 98-315-SLR) against DRHC, Stephen Crane, DRHC's controlling shareholder, Young Caribbean Jewelry Company Limited, a Cayman Islands corporation, Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. The Company alleges breach of the Merger Agreement among the Company, DRHC and certain affiliates of DRHC and also alleges claims of misrepresentation and
civil conspiracy, among other causes of action.   The Company is seeking
monetary damages, including, without limitation, consequential damages relating to harm to its business. On July 15, 1998, the defendants moved to dismiss the Complaint on jurisdictional grounds. On March 31, 1999, the court issued an order denying the defendants' motions to dismiss. The Company will continue to vigorously pursue its claims against the defendants in this matter.

    On October 7, 1998, Jewelcor Management, Inc. ("Jewelcor"), a record stockholder of the Company, filed an action in the Court of Chancery for the State of Delaware (Civil Action No. 16688-NC) against the Company seeking an order that a meeting of stockholders of the Company be held immediately for the purposes of electing directors and conducting such other business as is brought before the meeting. Jewelcor subsequently filed a motion for leave to file an amended complaint alleging that the Company had inequitably manipulated the size of the Board of Directors and seeking an election of four directors at the next annual meeting of stockholders. On December 11, 1998, the court granted Jewelcor's motion for leave to file an amended complaint. On January 26, 1999, the Company entered into a settlement agreement with Jewelcor pursuant to which Jewelcor dismissed this action. In connection with this settlement, the Company reimbursed Jewelcor for legal fees and expenses incurred in this action in the amount of $18,500.

    On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware (Civil Action No.99-176) against the Company, certain of its existing and former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The Company currently is in the process of reviewing this complaint and intends to defend these claims vigorously.

    In addition, the Company is involved in various other legal proceedings which, in the opinion of management, will not result in a material adverse effect on the financial condition or results of operations of the Company.

ITEM 5.  Other Information
         -----------------

    David J. Nace, the Company's Chief Financial Officer, has informed the Company that he will be resigning from his position. Mr. Nace will remain with the Company until a successor Chief Financial Officer has been hired.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

    3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1").

    3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

   10.37 Amendment of Employment Agreement, dated as of November 13, 1998, between L.S. Wholesale, Inc. and William K. Canfield is filed herewith as Exhibit 10.37.

   27.1   Financial Data Schedule is filed herewith as Exhibit 27.1.

(b) Reports on Form 8-K during the quarter ended February 27, 1999

          1.  On December 15, 1998, the Company filed a Current Report on
              Form 8-K confirming that it had scheduled an annual meeting of stockholders to be held on February 25, 1999, with a record date of January 8, 1999.

          2.  On January 29, 1999, the Company filed a Current Report on
              Form 8-K announcing settlement of the lawsuit brought by Jewelcor Management, Inc.

          3.  On February 24, 1999, the Company filed a Current Report on
              Form 8-K announcing settlement of a potential proxy context with its two largest stockholders, the rescheduling of the annual meeting for April 7, 1999, the restructuring of the Board of Directors, the resignation of its then Acting Chief Executive Officer and the appointment of a new Acting Chief Executive Officer.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LITTLE SWITZERLAND, INC.


Date: April 16, 1999                  By: /s/ David J. Nace
                                          -----------------
                                          David J. Nace
                                          Chief Financial Officer,
                                          Executive Vice President and Treasurer
                                          [Authorized Officer and Principal
                                          Financial and Accounting Officer]