Form 10-K
period 1999-05-29
LITTLE SWITZERLAND INC/DE
filed 1999-09-17
CIK 875523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   __________

                                   FORM 10-K
(Mark One)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended May 29, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 23, 1999, 8,627,209 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $.4375 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of August 23, 1999, was $2,645,916.

================================================================================

                                     PART I

ITEM 1. BUSINESS

General

    Little Switzerland, Inc. ("Little Switzerland" or the "Company") is a specialty retailer of luxury items. The Company currently operates 21 distinctively-designed retail stores on seven Caribbean islands and Alaska. For a description of the Company's properties see Item 2 "Property." The Company markets a wide selection of high quality products including watches, jewelry, crystal, china, fragrances, gifts and accessories. The Company is the exclusive retailer of certain brand name products on some islands. The Company's customers are primarily tourists from the United States.

    Little Switzerland was incorporated in the state of Delaware on May 23, 1991. On July 17, 1991, approximately 68% of the outstanding common stock, par value $.01 per share (the "Common Stock"), of Little Switzerland was sold in a public offering. L.S. Wholesale, Inc. ("L.S. Wholesale") and L.S. Holding, Inc. ("L.S. Holding") are wholly-owned subsidiaries of Little Switzerland. As of August 23, 1999, there were ten subsidiaries of L.S. Holding incorporated in various jurisdictions. L.S. Wholesale acts as purchasing agent for items sold by the Company's stores. The subsidiaries of L.S. Holding are as follows:

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

    As used throughout this report on Form 10-K, the terms fiscal 1999, 1998 and 1997 refer to the Company's twelve month periods ended May 29, 1999, May 30, 1998 and May 31, 1997, respectively.

Merchandising

    High-Quality Merchandise.  Little Switzerland offers high-quality
    ------------------------
merchandise generally available in the world's finest stores and, on some islands, is the exclusive retailer of certain brand name products. The Company sells internationally renowned product lines such as Rado, Omega, Tag-Heuer, Movado, Breitling and Cartier watches, Baccarat, Waterford, Lalique and Swarovski crystal and Rosenthal, Lladro and Herend china gifts.

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

Product Lines

    The principal product lines offered by the Company are jewelry, watches, crystal, china, fragrances and gifts.

    Jewelry.  Currently, the most significant product line for Little
    -------
Switzerland is jewelry (gold and gemstones). Most of the jewelry is produced by international manufacturers and sales of such items accounted for 37%, 27% and 27% of sales in fiscal 1999, 1998 and 1997, respectively. Jewelry items include rings, earrings, bracelets, necklaces, pendants and charms, which generally range in price from $100 to $5,000. Many new branded jewelry lines were added to the 1999 fall selection such as Lagos, Alfieri St. John, Carrera Y Carrera, and Antonini.

    Watches.  The second most significant product line for Little Switzerland is
    -------
watches. Sales of watches comprised approximately 34%, 47% and 44% of sales in fiscal 1999, 1998 and 1997, respectively. Excluding the impact of Rolex on fiscal 1999 and 1998, watch sales grew approximately 14% in fiscal 1999. The primary watch lines marketed by Little Switzerland during the last three fiscal years included such quality brand names as Rado, Omega, Raymond Weil, Cartier, Tag-Heuer, Movado, Breitling, Citizen, Tissot and Rolex, the latter having minimal impact on sales in fiscal 1999 due to the change in distributorship from the Company to other retail outlets. Retail prices for these watch lines generally range from $200 to $30,000.

    In order to mitigate the impact on sales of the loss of Rolex products (as further explained below), the Company is exploring opportunities for expanding existing, and adding new, world class product lines in both watches and jewelry. In connection with these efforts, the Company has added Movado, Baume & Mercier and Mont Blanc time pieces to its watch lines and has added Breitling products to its flagship store in Aruba. In addition, the Company is increasing the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher priced fashion merchandise, including diamond, tanzanite, pearl and pearl accent classifications.

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

    Sales of Rolex watches accounted for 3%, 26% and 24% of the Company's sales in fiscal 1999, 1998 and 1997, respectively. The 3% achieved in fiscal 1999 was recorded primarily in the first quarter of fiscal 1999 and represented clearance of residual products received prior to January 1998, which was the last time that Rolex shipped its watches to the Company. Rolex is the only manufacturer whose products accounted for more than 10% of the Company's sales in fiscal 1998 and 1997. As a result of losing Rolex, the Swatch Group, which includes Omega, Rado, Longiness, Tissot and Swatch, comprised 10.4% of the Company's sales in fiscal 1999.

    Crystal, China, Gifts and Flatware.  The Company sells numerous lines of
    ----------------------------------
crystal, china, gifts and flatware, including Baccarat, Lalique, Swarovski, Goebel, Waterford, Orrefors, Kosta Boda, Daum, Lladro, Herend, Portmeirion, Christofle and Rosenthal, prices for which generally range from $20 to $3,000. Sales of this product category accounted for 20%, 16% and 17% of sales in fiscal 1999, 1998 and 1997, respectively.

    Fragrances.  Little Switzerland carries over 90 fragrance lines, including
    ----------
Yves Saint-Laurent, Estee Lauder, Chanel, Calvin Klein, Guerlain and Christian Dior, prices for which generally range from $15 to $150. The Company has decided to exit the fragrance category and is in the process of liquidating its remaining inventory.

    Accessories.  The Company decided during fiscal 1999 to liquidate inventory
    -----------
in its accessory category. Accessories included sunglasses, costume jewelry and leather products.

Pricing

    Little Switzerland seeks to price its branded merchandise at levels which compare favorably to prices generally available for the same products in the United States. The cost of much of the inventory purchased by the Company is often lower than the cost to retail stores in other markets because the Company is not required to pay a duty or tariff on most incoming products in the Caribbean. In addition, Little Switzerland can offer price advantages because inventory purchases are generally directly from manufacturers and large quantities are purchased at the same time for multiple store locations. Within the Caribbean, there are no sales taxes in the jurisdictions in which the Company operates. In addition, tourists from the United States may bring certain amounts of merchandise home from the Caribbean duty-free. The Company regularly monitors prices available for comparable merchandise in the United States and adjusts pricing structures to maintain Little Switzerland's competitive advantage.

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

Employees

    As of May 29, 1999, Little Switzerland employed approximately 451 people. The number of employees, including the number of sales personnel, varies from season to season based on the Company's needs. Currently, the Company has no collective bargaining agreements and has never experienced a work stoppage. The Company considers relations with its employees to be good.

    Since May 29, 1999, the Company has experienced certain management changes. See Part II Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Recent Developments--Management Changes."

Working Capital and Seasonality

    Currently, the Company's primary needs for working capital are to support its inventory requirements, which fluctuate during the year due to the seasonal nature of the Company's business and to maintain and remodel its existing stores. In addition, a significant investment in inventory is required at all times in order to meet the demands of its customers who, as tourists, require immediate delivery of purchased goods.

    As a general policy, the Company does not sell merchandise on account. Virtually all sales are paid by cash, check or major credit card.

    On the basis of its current operating plan and due to the nature of its current banking relationships, the Company must pay off its existing lenders with alternative financing from third parties. The Company is currently in active negotiations with new financial sources to provide it with funds to pay off the existing lenders and fund working capital. However, there is no assurance that the Company will be able to obtain such alternative financing or that such financing will be on terms favorable to the Company. If the Company is unable to obtain such alternative financing, it will have a material adverse effect on the Company. See Part II Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

    The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean. The peak selling season in the Caribbean runs from late fall through spring. The peak selling season in Alaska runs from late spring through the summer. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Because the Company has less cash available from operations in the off-season, borrowing levels do not reduce proportionally with the reduction in inventory levels. Historically, the Company has borrowed to fund its normal build-up of inventory for the peak selling season. During the latter part of fiscal 1999, the Company established payment plans to pay its vendors past due amounts and employed its cash from operations to pay down existing vendor payables. As a result of the Company's existing lenders not making additional borrowings available to the Company during the term of the Forbearance Agreement, the Company has been required to reduce the amount of merchandise orders placed for the upcoming selling season. If the Company is not able to obtain alternative financing, which it would use, in part, to place additional merchandise orders for the upcoming season, it will have a material adverse effect on the Company. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Seasonality."

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

ITEM 2. PROPERTY

    Little Switzerland's 21 stores are all situated in prime retail locations. The Company owns its facility in Philipsburg, St. Maarten and leases the 20 other stores it operates. Most of its stores are free-standing. In addition to approximately 59,090 square feet of selling space, the Company has approximately 33,000 square feet of warehouse space, 11,000 square feet of which is at the Company's main warehouse on St. Thomas. The Company owns the building which houses its headquarters and warehouse on St. Thomas and leases the underlying real property from the Virgin Islands Port Authority under a ten-year ground lease, which expires in April, 2000. The ground lease is subject to two five-year renewal terms and may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements.

ITEM 3. LEGAL PROCEEDINGS

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

    On January 19, 1999, the defendant, Lydia Magras, filed a petition for Bankruptcy (Chapter 7) in the United States Bankruptcy Court, District of St. Thomas. A Notice of Appearance was filed on February 2, 1999 on behalf of the Company. A trustee was appointed, but due to a conflict of interest, he has withdrawn from the case. Anna Paieonsky was appointed as trustee in this matter at the meeting of the creditors held on May 20, 1999.

    On June 10, 1998, the Company filed a civil action (the "Complaint") in the United States District Court for the District of Delaware (Civil Action No. 98-315-SLR) against DRHC, Stephen G.E. Crane, DRHC's controlling shareholder, Young Caribbean Jewelry Company Limited, a Cayman Islands corporation, Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. The Company alleges breach of the Merger Agreement among the Company, DRHC and certain affiliates of DRHC and also alleges claims of misrepresentation and civil conspiracy, among other causes of action. The Company is seeking monetary damages, including, without limitation, consequential damages relating to harm to its business. On July 15, 1998, the defendants moved to dismiss the Complaint on jurisdictional grounds. On March 31, 1999, the court issued an order denying the defendants' motions to dismiss. On May 21, 1999, the defendants filed their Answer, Affirmative Defenses, Counterclaims and Third Party Complaint. The defendants allege counterclaims against the Company and others for fraud, negligent misrepresentations, breach of the covenant of good faith and fair dealing and breach of the Merger Agreement, unfair competition and business libel, among others, primarily stemming from their allegations that the Company was responsible for their failure to consummate the Merger Agreement.

    On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware (Civil Action No.99-176) against the Company, certain of its former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. On August 5, 1999, the Company moved to dismiss the complaint. This motion remains pending.

    The Company is involved in various other legal proceedings which, in the opinion of management, will not result in a material adverse effect on the financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 7, 1999, the Company held its annual meeting of stockholders. At this meeting the stockholders of the Company elected Adriane J. Dudley as the Class I Director of the Company, to serve for a term expiring at the 2001 annual meeting of stockholders and until her successor is duly elected and qualified, and Melanie L. Sturm and Richard C. Hunter as Class III Directors of the Company, each to serve for a term expiring at the 2000 annual meeting of stockholders and until each Director's successor is duly elected and qualified. The following is a list of the votes cast in connection with these elections:

                                       For          Withheld
                                    ---------       --------
    Adriane J. Dudley               7,474,074        426,922
    Melanie L. Sturm                7,474,424        426,572
    Richard C. Hunter               7,473,924        427,072

    Kenneth W. Watson continued to serve as the Class II Director of the Company. In connection with the Settlement Agreement, dated February 23, 1999, the Company entered into with Donald L. Sturm, ValueVest Partners, L.P., Seymour Holtzman and Jewelcor Management Inc., among others, immediately following the annual meeting, Peter McMullin was appointed as a Class II Director, to serve until the 1999 annual meeting of stockholders and until his successor is duly elected and qualified. For a detailed description of the terms of this Settlement Agreement, see the Company's proxy statement for the annual meeting of stockholders held on April 7, 1999, which was filed with the Securities and Exchange Commission on March 16, 1999.

    On June 4, 1999, the Company announced that Adriane J. Dudley had resigned as the Class I Director of the Company. Subsequently, on July 20, 1999, Alex J. Nobile was appointed as the Class I Director of the Company.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price range of Common Stock and Dividend Policy

    The Company's Common Stock currently is traded on the NASDAQ National Market System ("NMS") under the symbol "LSVI." On June 7, 1999, NASDAQ notified the Company that the Company will not remain eligible for continued listing on NMS unless its Common Stock demonstrates compliance with NASDAQ's $1.00 minimum bid price requirement during the period ending September 6, 1999. On July 9, 1999, NASDAQ notified the Company that the Company also was not in compliance with NASDAQ's $5 million minimum public float value requirement. Should the Company be unable to demonstrate compliance with these requirements, the Company will consider actions to preserve its listing. The Company has requested a hearing as permitted by applicable NASDAQ procedure and has been notified that such hearing will be held on October 14, 1999. NASDAQ has informed the Company that the delisting procedures have been stayed pending such hearing. In the event that NASDAQ denies continued listing following such hearing, the Company's current intent would be to seek listing on other markets or exchanges. However, there is no assurance that any such actions will be effective or that listing will not cease after October 14, 1999.

    The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on NMS, as reported by NASDAQ. The Company's initial public offering of its Common Stock at $12.00 per share occurred on July 18, 1991.


                                                 High           Low
                                             -------------  -----------

          Fiscal Year ended May 29, 1999
          ------------------------------

          Quarter ended August 29, 1998          5 3/4         1 15/16
          Quarter ended November 28, 1998        3 9/16        2 1/4
          Quarter ended February 27, 1999        2 9/16        2
          Quarter ended May 29, 1999             2 1/8           13/16

          Fiscal Year ended May 30, 1998
          ------------------------------

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

    On August 23, 1999, there were 128 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

    Little Switzerland has not sold any securities within the past three years that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                (Dollars in thousands except per share amounts)

                                                                 Year Ended
                                       ---------------------------------------------------------------
                                          May 29        May 30,      May 31,     June 1,     May 31,
                                           1999          1998         1997         1996        1995
                                       -------------  -----------  -----------  ----------  ----------
Income Statement Data:
Net sales                              $ 76,435       $100,368     $88,314      $62,895     $72,240
Operating (loss) income                $ (8,527)      $ (1,165)    $ 2,661      $ 1,666     $ 4,736
(Loss) income before
 cumulative effect of change
 in accounting principle               $ (9,822)      $ (3,568)    $ 1,159      $   915     $ 3,694
Net (loss) income                      $(11,082)      $ (3,803)    $ 1,159      $   915     $ 3,694
                                       ========       ========     =======      =======     =======

Basic and diluted (loss) earnings
  per share before
 cumulative effect of
 change in accounting principle (1)    $  (1.29)      $  (0.42)    $  0.14      $  0.11     $  0.44
Basic and diluted (loss) earnings
  per share (1)                        $  (1.29)      $  (0.45)    $  0.14      $  0.11     $  0.44
                                       ========       ========     =======      =======     =======

Balance Sheet Data:
Total assets                           $ 60,844       $ 77,151     $77,391      $77,877     $58,446
Long-term debt                                -       $  3,894     $ 6,119      $ 8,068           -

Operating Data:
Gross profit margin                        40.4%          42.5%       43.7%        42.5%       42.8%
Operating (loss) income margin           (11.2)%         (1.2)%        3.0%         2.7%        6.6%
Stores open at period end (2)                22(9)          26(4)       27(5)        27(6)       24(7)
Comparable store net sales
 (decrease) increase (3)                 (21.7)%(10)       8.7%     (14.3)%(8)     17.3%        4.1%

______________________
 (1)  See Note 2 of Notes to Consolidated Financial Statements.
 (2) In addition to the stores described, the Company's former franchisee, Solomon Brothers Ltd., had eight stores in the Bahamas which were operated pursuant to a franchise agreement entered into in fiscal 1988. This franchise agreement was terminated effective as of November 1, 1998.
 (3) Comparable store sales are calculated using sales of stores which were open for the full period.
 (4)  In fiscal 1998, the Company closed one store in Aruba for renovation.
 (5) In fiscal 1997, the Company opened a new Little Switzerland store on the island of St. Lucia and in Skagway, Alaska. Also, it closed a Little Treasures store in Curacao and its accessories store in Aruba.
 (6) In fiscal 1996, the Company opened two new stores in Aruba and one in Juneau, Alaska. In addition, it acquired two stores previously operating under the name "Louis Bayley" on the island of Barbados. It also closed its American Yacht Harbor and Little Treasures stores on St. Thomas.
 (7) In fiscal 1995, the Company opened a new Little Switzerland store on the island of St. Martin on the French side and in Ketchikan, Alaska. Also, it closed one store in St. Thomas due to the expiration of its lease.
 (8) This decrease was primarily the result of forced store closures due to damage to several of the Company's stores caused by Hurricanes Luis and Marilyn.
 (9) In fiscal 1999, the Company closed stores in Ketchikan, Alaska, St. Kitts, Antigua and St. Croix.
(10) This decrease was primarily due to the absence of Rolex products during fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    This Annual Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the Company's ability to obtain alternative financing to provide it with funds to pay off its existing lenders and to fund its working capital needs,
(ii) the Company's ability to maintain its relationship with its existing lenders, (iii) the frequency of tourist visits to the locations where the Company maintains retail stores, (iv) the Company's ability to retain relationships with its major suppliers of product for resale, (v) the Company's ability to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, (vi) weather in the Company's markets, (vii) actions of the Company's competitors and the Company's ability to respond to such actions and
(viii) economic conditions that affect the buying patterns of the Company's customers. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

    The following represents the components of operating results for the three years ended:

                                                 Fiscal Year Ended
                                        -------------------------------
                                        May 29,     May 30,      May 31,
                                         1999        1998         1997
                                        --------    -------     --------
Net sales                                100.0%      100.0%      100.0%
Cost of sales                             59.6        57.5        56.3
                                        ------       -----       -----
Gross profit                              40.4        42.5        43.7
Selling, general and administrative
 expenses                                 52.0        43.7        41.3
(Gain) loss on insurance proceeds         (0.4)         --        (0.6)
                                        ------       -----       -----
Operating (loss) income                  (11.2)       (1.2)        3.0
Interest expense, net                      1.8         1.5         1.7
                                        ------       -----       -----
(Loss) income before provision
  for income taxes                       (13.0)       (2.7)        1.3

Provision for income taxes                 1.5         0.9          --
                                        ------       -----       -----
Net (loss) income before cumulative
  effect of change in accounting         (14.5)       (3.6)         --
  principle
Cumulative effect of change in
  accounting principle                      --        (0.2)         --
                                        ------       -----       -----
Net (loss) income                       (14.5)%       (3.8)%       1.3%
                                        ======       =====       =====

Recent Developments

Shareholder Rights Agreement
----------------------------

    The Board of Directors of the Company determined that the Company's Shareholder Rights Agreement (as defined below) was no longer in the best interests of the holders of the Company's Common Stock and, therefore, voted unanimously to terminate, effective as of May 20,1999, the Shareholder Rights Agreement, dated as of July 25, 1991, between the Company and State Street Bank and Trust Company, a Massachusetts trust company (the "Rights Agent"), as amended by the First Amendment to Shareholder Rights Agreement, dated as of November 8, 1991, between the Company and the Rights Agent, the Second Amendment to Shareholder Rights Agreement, dated as of April 6, 1993, between the Company and the Rights Agent, the Third Amendment to Shareholder Rights Agreement, dated as of February 4, 1998, between the Company and the Rights Agent and the Fourth Amendment to Shareholder Rights Agreement, dated as of February 23, 1999, between the Company and the Rights Agent (the "Shareholder Rights Agreement").

Management Changes
------------------

    On August 24, 1999, the Company announced the appointment of Robert L. Baumgardner as the President and Chief Executive Officer of the Company. Mr. Baumgardner was also appointed as a Class I Director of the Company, increasing the Board of Directors to six members. Mr. Watson, the former Acting Chief Executive Officer of the Company, will continue to serve as a Class II Director of the Company.

    On June 4, 1999, the Company announced the resignation of Adriane J. Dudley as the Class I Director of the Company. Subsequently, Alex J. Nobile was appointed as the Class I Director of the Company effective as of July 20, 1999.

    On April 19, 1999, the Company announced the resignation of David J. Nace, the Chief Financial Officer of the Company, effective upon hiring a successor Chief Financial Officer. On June 6, 1999, Patrick J. Hopper joined the Company as its Vice President - Finance and, on July 3, 1999 became the Company's new Chief Financial Officer.

NASDAQ Listing
--------------

    On June 7, 1999, NASDAQ notified the Company that the Company will not remain eligible for continued listing on NMS unless its Common Stock demonstrates compliance with NASDAQ's $1.00 minimum bid price requirement during the period ending September 6, 1999. On July 9, 1999, NASDAQ notified the Company that the Company also was not in compliance with NASDAQ's $5 million minimum public float value requirement. Should the Company be unable to demonstrate compliance with these requirements, the Company will consider actions to preserve its listing. The Company has requested a hearing as permitted by applicable NASDAQ procedure and has been notified that such hearing will be held on October 14, 1999. NASDAQ has informed the Company that the delisting procedures have been stayed pending such hearing. In the event that NASDAQ denies continued listing following such hearing, the Company's current intent would be to seek listing on other markets or exchanges. However, there is no assurance that any such actions will be effective or that listing will not cease after October 14, 1999.

St. Barthelmey Store
--------------------

On August 31, 1999, the Company consummated the sale of the goodwill and inventory of its store located on the island of St. Barthelmey pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $1.3 million. The Company expects to record a gain on this transaction in the first quarter of fiscal year 2000.

Fiscal 1999 Compared to Fiscal 1998

General
--------

    The Company operated 22 luxury gift and jewelry stores as of May 29, 1999. However, subsequent to May 29, 1999, the Company consummated the sale of its store located on St. Barthelmey for an aggregate amount of $1.3 million, thus reducing the current number of stores to 21. See "--Recent Developments-- St. Barthelmey Store." In comparison at May 30, 1998, the Company operated 26 stores. The Company closed one store in Ketchikan, Alaska and one store each in Antigua, St. Kitts and St. Croix during fiscal 1999. The store in St. Kitts was closed due to damage inflicted by Hurricane Georges.

    Included in Note 1 to the Company's consolidated financial statements is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability. Although the Company believes no further impairment losses are required at May 29, 1999, future strategic actions could result in additional store closings and material restructuring charges and impairment losses.

Net Sales
---------

    Net sales for the fiscal year ended May 29, 1999 were $76.4 million, a reduction of $24.0 million or approximately 23.8% from $100.4 million in the corresponding fiscal year ended May 30, 1998. Net sales in comparable stores decreased 21.7% in fiscal 1999 compared to fiscal 1998.

    The decrease in both total Company net sales and comparable store net sales was primarily due to the absence of Rolex products in the Company's stores. The Company has not received any Rolex products since January 1998. Historically, the Company was the exclusive authorized retailer for Rolex products on the islands on which the Company operates. On July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches and related products to the Company for retail sale through the Company's Stores. The overall impact to the Company's net sales without Rolex products was similar throughout most of the Company's market areas but was most profound in the U.S. Virgin Islands. Excluding the impact of Rolex sales, sales in comparable stores increased 4.4% in fiscal 1999 compared to fiscal 1998.

    Total net sales were also reduced due to the closure of four stores in fiscal 1999. These store closings and the resulting lost revenue contributed to the sales reduction by approximately $2.0 million.

Gross Profit
------------

    Gross profit, as a percentage of net sales, was 40.4% in fiscal 1999 compared to 42.5% for fiscal 1998. Management attributes the decrease in gross profit as a percentage of net sales in fiscal 1999 to the impact of markdowns taken for competitive reasons, to stimulate sales in slow-moving categories and to complete inventory liquidation in the accessories category.

Selling, General and Administrative Expenses
--------------------------------------------

    Selling, general and administrative expenses ("SG&A") for the year ended May 29, 1999 decreased 9.3% from $43.8 million, or 43.7% of net sales in fiscal 1998 to $39.7 million, or 52.0% of net sales in fiscal 1999. The decrease is due primarily to the absence in fiscal 1999 of certain expenses incurred during fiscal 1998, specifically $2.7 million in charges as a result of the failed merger with DRHC (see Part I, Item 3 "Legal Proceedings") and a $2.5 million non-cash charge resulting from the Company's recognition of impaired asset values related to the goodwill at the World Gift Imports (Barbados) Limited subsidiary.

    SG&A includes a charge of $1.8 million recorded by the Company related to the closing of four stores during fiscal 1999. The charge was for impairment of fixed assets and leasehold improvements at the closed stores of approximately $1.1 million and the remaining portion related to a rental obligation at an abandoned store and severance and related costs. The increase in SG&A as a percentage of net sales, exclusive of store closing costs, is primarily attributable to the reduction in net sales for fiscal 1999 compared to fiscal 1998.

Net Interest Expense
--------------------

    Net interest expense was $1.4 million in fiscal 1999, a 12% reduction compared to $1.5 million in fiscal 1998. The decrease in net interest expense reflects lower average borrowings in fiscal 1999 compared to fiscal 1998.

Income Taxes
------------

    The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 3.7% to 42.0%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly- owned subsidiary, L.S. Wholesale, which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended. Under an agreement, which expired at the end of August 1998 (subject to renewal), L.S. Wholesale benefited from a lower tax rate on its income earned outside the United States Virgin Islands, which had been taxed at a rate of 3.7% up through the end of fiscal 1998. The lower tax rate had the effect of increasing earnings per share by $.02 in fiscal 1999 and $0.22 in fiscal 1998.

    The Company has submitted its application for renewal of benefits and has been verbally notified that the Industrial Development Commission (the "IDC") has recommended to the Governor of the U.S.V.I. that the Company be awarded up to 75% of the benefits which the Company enjoyed in the past. If such benefits were granted at the 75% benefit rate, the effective tax rate for L.S. Wholesale would be approximately 9.3%.

    The Company anticipates that it will be notified with respect to such renewal within the 60-day period in which the Governor is permitted under applicable law to determine the extent of the benefits, which the Company will receive. Until it receives notification with respect to the renewal, the Company must pay and is recording taxes on all of the Company's U.S.V.I. income at the statutory rate of 37.4%. However, if the renewal is granted, management believes that the lower tax rate will be applied retroactively to the end of August 1998 and the Company will be reimbursed for any excess payments; however, there is no assurance that this will occur. If the IDC benefit is not granted, then all of the Company's U.S.V.I. based income will be taxed at the statutory rate of 37.4% and the Company will be subject to a higher gross receipt tax. Such non-renewal may have a material and adverse effect on the Company's results of operations.

    As the Company operates in multiple tax jurisdictions, it is subject to various tax exposure. At this time, in the opinion of management any resulting liability would not have a material impact on the Company's financial position.

Aruba Audit
-----------

    During 1997, the Company received an assessment from the local government in Aruba that relates to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc., a wholly-owned subsidiary of the Company, to Aruba. During 1998, the Company met with the tax authorities in Aruba. The Company has entered into a settlement with the tax authorities regarding its 1988-1996 local tax returns and recorded a tax expense of $600,000 in fiscal 1999 for the incremental cost of this settlement. Pursuant to this settlement, the Company has been assessed a profit tax in the amount of $650,000, which is payable in ten equal installments of $65,000 per month commencing on March 1, 1999. Interest of 6% per annum will be charged on the outstanding amount starting on March 1, 1999. The Company also has been assessed a wage tax in the amount of $550,000, which is payable in six installments commencing in June 1999. Interest of 6% per annum will be charged on the outstanding amount starting on June 1, 1999.

    On July 29, 1999, the Company entered into a settlement agreement with the Aruba tax authorities regarding its 1997-1998 local tax returns. The Company agreed to accelerate the payment of the remaining balance of the profit tax settlement discussed above ($455,000 of $650,000) and settle its 1997-1998 local tax returns. The cost to the Company after this settlement was approximately $580,000, which has been paid to the Aruba taxing authorities.

Fiscal 1998 Compared to Fiscal 1997

    Net sales for the fiscal year ended May 30, 1998 were $100.4 million, an increase of $12.1 million or approximately 13.7% from $88.3 million in fiscal 1997. Sales for stores open in all of fiscal 1998 and 1997 increased $7.2 million or 8.7% from $82.7 million in fiscal 1997 to $89.9 million in fiscal 1998. The increase in total Company sales and comparable store sales is attributed to an especially strong sales performance in the watch and jewelry classifications resulting from more focused assortments and maintaining a much better "in-stock" position in core suppliers as compared to fiscal year 1997. All of the Company's market areas experienced sales growth during fiscal year 1998 with the United States Virgin Islands, St. Maarten/St. Martin, Antigua and Alaska reporting strong double digit gains.

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

    SG&A for the year ended May 30, 1998 increased 20% from $36.5 million in fiscal 1997 to $43.8 million in fiscal 1998. The increase is due primarily to $2.7 million in charges incurred as the result of the failed merger with DRHC, and a $2.5 million non-cash charge resulting from the Company's recognition of impaired asset values related to the goodwill at the World Gift Imports (Barbados) Limited subsidiary. Also contributing to the increased expenses were charges associated with the employee defalcation of $0.6 million. See Part I,
Item 3 "Legal Proceedings."

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

    The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 3.7% to 42%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly-owned subsidiary, L.S. Wholesale which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended. Under an agreement which expired at the end of August, 1998 (subject to renewal), L.S. Wholesale benefited from a lower tax rate on its income earned outside the U.S. Virgin Islands, which is taxed at a rate of 3.74%. The lower tax rate had the effect of increasing earnings per share by $0.22 in fiscal year 1998 and $0.12 in fiscal year 1997. The Company has submitted its application for renewal of benefits, and anticipates that it will be notified with respect to the renewal sometime during the second quarter of fiscal 2000. If the renewal is granted, management believes that the lower tax rate will be applied retroactively to the end of August, 1998. The Company anticipates that the agreement will be renewed at the same or less favorable benefit. It, however, has no assurance at this time that such a renewal will be granted. If it is not renewed, all of the Company's U.S.V.I. based income will be taxed at the statutory rate of 37.4%. The Company's effective tax rate was 31.9% and 0.0% in the fiscal years ended May 30, 1998 and May 31, 1997, respectively.

Liquidity and Capital Resources

    Currently, the Company's primary needs for liquidity are to support its inventory requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. Inventory is maintained at levels to adequately meet the demands of customers who, as tourists, require immediate delivery of purchased goods.

    Cash provided by operations during fiscal 1999, 1998 and 1997 was $1.9 million, $3.4 million and $0.4 million respectively.

    As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999 that effectively froze the Company's line of credit at its then and current level of $17.5 million. This amount consists of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against their personal property. The Forbearance Agreement also sets forth certain criteria that the Company must meet regarding the Company's inventory levels. The banks indicated that they would not make any additional borrowings to the Company during the term of the Forbearance Agreement. The Company is currently in negotiations with its banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing. To date, the Company has been verbally informed that the banks are willing to grant an extension until the end of November 1999, subject to certain conditions and documentation. There is no assurance that such extension will be on favorable terms to the Company or that alternative financing will be obtained during the extension period. If the Company is unable to fulfill these conditions, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company.

    The Company currently is actively exploring other financing alternatives and has made progress toward finding such alternative financing. At this time, however, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing.

    During the latter part of fiscal 1999, the Company established payment plans to pay its vendors past due amounts and employed its cash from operations to pay down existing vendor payables. As a result of the Company's existing lenders not making additional borrowings available to the Company during the term of the Forbearance Agreement, the Company has been required to reduce the amount of merchandise orders placed for the upcoming selling season. If the Company is not able to obtain alternative financing, which it would use, in part, to place additional merchandise orders for the upcoming season, it will have a material adverse effect on the Company.

    In addition, the Company has taken margin reductions to move older merchandise and discontinued categories in order to improve liquidity. Measures to improve liquidity could adversely affect short term earnings, but management believes such measures are necessary to improve the Company's long term viability. However, there is no assurance that such measures will improve the Company's long term viability.

    Capital expenditures (excluding acquisitions) during fiscal 1999, 1998 and 1997 were approximately $.8 million, $1.1 million and $4.4 million respectively. Capital expenditures during fiscal 1999 included store fixtures, lease improvements and computer hardware and software upgrades.

    The Company currently leases 20 of its 21 stores and anticipates obtaining retail space for new stores through leases. This arrangement allows the Company to more effectively design and decorate its stores with quality furnishings consistent with the prestigious image the Company maintains.

Seasonality

    The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean. The peak selling season in the Caribbean runs from late fall through spring. Accordingly, approximately one-third of the Company's sales have historically occurred during the third fiscal quarter. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Because the Company has less cash available in the off season, it may be necessary to borrow to finance its build-up of inventory. Unaudited quarterly financial information for the Company for fiscal 1999 and 1998 is included in Note 9 of Notes to Consolidated Financial Statements.

Inflation

    Historically, the Company has generally been able to increase prices to reflect cost increases resulting from inflation and expects to be able to do so in the future. While the Company cannot precisely determine the effect of inflation on its operations, the Company does not believe that its operations have been materially affected by inflation during the three most recent years.

Exchange Rates

    While the Company receives United States dollars for most of its sales, a significant portion of the Company's inventory purchases are transacted in foreign currencies. Because of the Company's need to maintain adequate levels of inventory, the Company must place large orders for merchandise many months in advance of when it will receive payment for the merchandise from customers. The Company's ability to offer attractive pricing of luxury goods purchased in foreign currency depends in part on the relative exchange rates between the United States dollar and the various foreign currencies. The Company previously engaged in hedging transactions to minimize the effects of fluctuating foreign exchange rates on the Company's results of operations; however, due to the absence of Rolex products, the need for hedging on a large-scale basis is minimal. As a result, the Company has ceased its practice of hedging in the foreign exchange market.

Year 2000 Readiness Disclosure

    The statements in the following section include "Year 2000 readiness disclosure" within the meaning the Year 2000 Information and Readiness Disclosure Act.

    Year 2000.  "Y2K Compliance" refers to the ability for information systems,
    ---------
software programs, computer hardware and other computer enhanced equipment to properly handle the processing of dated material properly for the year 2000 and beyond. Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were designed and developed without considering the impact of the upcoming millennium. If not corrected, many computer systems could fail or create erroneous results relating to the year 2000. If the Company or its significant suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.
Information contained in this annual report pertains to the initiatives undertaken by the Company to insure full compliance with Y2K processing prior to the year 2000

    Company's State of Readiness.  The Company has developed plans to address
    ----------------------------
the possible exposures related to the impact on its computer systems of the year 2000 issue. Key financial, information and operational systems, including equipment with embedded microprocessors, have been, or are currently being, inventoried and assessed, and detailed plans have been, or are currently being, developed for the required systems modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed prior to the end of the calendar year. The Company is also focusing on major suppliers to assess their compliance. The Company has received assurances from certain suppliers that such suppliers expect to be year 2000 compliant and is seeking such assurances from its other material suppliers. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems. In the event a material supplier is not year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

    Compliance readiness analysis was conducted to determine the impact and requirements associated with all operational aspects of the Company, both internally and externally. Plans have been developed to modify, upgrade or replace equipment and software where necessary. Procedures were instituted to require all new and future contracts with outside vendors to include a Y2K compliance in all products provided to the Company. Additionally, vendors providing services to the Company, such as security systems or banking services, have been required to submit a statement of Y2K compliance.

    Outside servicers were contracted to upgrade all merchandising, warehouse and most financial systems. The majority of these systems were upgraded in May 1999 to full Y2K compliance. Upgrading and testing of all point of sale ("POS") and store systems is currently underway and management believes that this process will be complete and Y2K compliant by the end of the second quarter of fiscal 2000. The Company currently is rolling out the upgrade to non-U.S.V.I. stores and management anticipates such roll out will be completed during the second quarter of fiscal 2000. A parallel test of the upgraded payroll system is in process and management anticipates that the implementation of the upgraded system will occur by the end of September 1999. The Company has determined that its existing general ledger system, which has been upgraded to be compliant with Y2K requirements, should be replaced with a more efficient system. As a result, a project plan has been developed and initiated with completion anticipated prior to December 31, 1999.

    Costs to Address Year 2000 Compliance.  Costs associated with year 2000
    --------------------------------------
compliance have been primarily associated with acquiring outside contract personnel that have been required to modify and implement the various software systems. Some equipment has been necessary as well as travel expense related to the POS roll out. Estimated total expenses related to the Y2K compliance will be approximately $600,000. It is management's belief that with the actions taken and proposed by the Company, the Company will be Y2K compliant before the beginning of year 2000. Continued testing and re-evaluation will occur to insure full compliance. With efforts to this point and plans for finalizing compliance, management believes that it has significantly reduced any material adverse effect on the Company's business due to potential Y2K issues. However, there can be no assurance that the Company will be able to identify and address all year 2000 issues before problems arise.

    Contingency Plan.  As the Company is already operating in its fiscal year
    -----------------
2000, in July 1999, the Company upgraded its existing general ledger package to a version that has been certified as being Y2K compliant.

    The Company has developed a contingency plan to restore its store operations, merchandising and logistics, financial systems and computer operations in the event of a year 2000 failure. The Company has operating plans to guide key managers in the case of any material systems failure throughout the Company. As mentioned previously and as contingent strategy, the Company has upgraded and tested to Y2K standards its current financial system and currently expects to have a more efficient replacement financial system that is Y2K compliant in place before the end of the calendar year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                       Page
                                                                       ----
Financial Statements as of the Year Ended May 29, 1999

Report of Independent Public Accountants                                19

Consolidated Balance Sheets                                             20

Consolidated Statements of Operations                                   21

Consolidated Statements of Changes in Stockholders' Equity              22

Consolidated Statements of Cash Flows                                   23

Notes to Consolidated Financial Statements                              24

                    Report of Independent Public Accountants



To Little Switzerland, Inc.:

    We have audited the accompanying consolidated balance sheets of Little Switzerland, Inc. (a Delaware corporation) and subsidiaries as of May 29, 1999 and May 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the fiscal years ended May 29, 1999, May 30, 1998 and May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Little Switzerland, Inc. and subsidiaries as of May 29, 1999 and May 30, 1998, and the results of their operations and their cash flows for each of the fiscal years ended May 29, 1999, May 30, 1998 and May 31, 1997, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses and is currently operating without a credit facility which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Boston, Massachusetts
September 3, 1999

                          Consolidated Balance Sheets
                    (In Thousands, Except Per Share Amounts)
                                     Assets

                                              May 29, 1999  May 30, 1998
Current Assets:
 Cash and cash equivalents                         $ 2,739       $ 2,278
 Accounts receivable                                   560         1,999
 Inventory                                          38,195        49,178
 Prepaid expenses and other current assets           1,111         1,944
                                                   -------       -------
   Total current assets                             42,605        55,399

Property, Plant and Equipment, at Cost              36,999        39,688
 Less--Accumulated depreciation                     19,051        18,230
                                                   -------       -------
                                                    17,948        21,458

Other Assets                                           291           294
                                                   -------       -------

   Total assets                                    $60,844       $77,151
                                                   =======       =======

                      Liabilities and Stockholders' Equity

Current Liabilities:
 Secured demand notes                              $13,275       $     -
 Current portion of long term debt                       -         2,225
 Unsecured notes payable                                 -         7,825
 Accounts payable                                    5,205        10,840
 Accrued and currently deferred income taxes         1,715           777
 Other accrued expenses                              3,641         3,500
                                                   -------       -------
   Total current liabilities                        23,836        25,167

Long-term Debt                                           -         3,894

Deferred Income Taxes                                  202           202
                                                   -------       -------

   Total liabilities                                24,038        29,263
                                                   -------       -------

Commitments and Contingencies (Note 6)

Minority Interest                                    1,619         1,619

Stockholders' Equity:
 Preferred stock, $.01 par value--
  Authorized--5,000 shares
  Issued and outstanding-none                            -             -
 Common stock, $.01 par value--
  Authorized--20,000 shares
  Issued and outstanding--8,625 and 8,624
   shares at May 29, 1999 and May 30, 1998,
   respectively                                         87            87
 Capital in excess of par                           15,601        15,601
 Retained earnings                                  19,499        30,581
                                                   -------       -------
   Total stockholders' equity                       35,187        46,269
                                                   -------       -------

   Total liabilities, minority interest and
    stockholders' equity                           $60,844       $77,151
                                                   =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Operations

                    (In Thousands, Except Per Share Amounts)

                                                     Fiscal Years Ended
                                          ------------------------------------------
                                          May 29, 1999   May 30, 1998   May 31, 1997

NET SALES                                    $ 76,435       $100,368        $88,314

COST OF SALES                                  45,560         57,728         49,721
                                             --------       --------        -------

 Gross profit                                  30,875         42,640         38,593

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                        39,732         43,805         36,492

GAIN ON INSURANCE PROCEEDS                        330              -            560
                                             --------       --------        -------

 Operating (loss) income                       (8,527)        (1,165)         2,661

INTEREST EXPENSE, NET
                                                1,355          1,540          1,502
                                             --------       --------        -------
 (Loss) income before income taxes and
 cumulative effect of change in
 accounting principle                          (9,882)        (2,705)         1,159

PROVISION FOR INCOME TAXES
                                                1,200            863              -
                                             --------       --------        -------
 (Loss) income before cumulative
 effect of change in accounting
 principle                                    (11,082)        (3,568)         1,159

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE,
NET OF APPLICABLE TAX                               -           (235)             -
                                             --------       --------        -------

 Net (loss) income                           $(11,082)      $ (3,803)       $ 1,159
                                             ========       ========        =======

BASIC AND DILUTED EARNINGS
(LOSS) PER COMMON SHARE:
 (Loss) income before cumulative
  effect of change in accounting
  principle                                    $(1.29)      $  (0.42)       $  0.14
 Cumulative effect of change in
  accounting principle, net of
  applicable tax                                    -          (0.03)             -
                                             --------       --------        -------

  Basic and diluted (loss)
  earnings per common share                    $(1.29)      $  (0.45)       $  0.14
                                             ========       ========        =======

WEIGHTED AVERAGE SHARES
OUTSTANDING:
 Basic                                          8,624          8,505          8,459
                                             --------       --------        -------
 Diluted                                        8,624          8,505          8,543
                                             --------       --------        -------

  The accompanying notes are an integral part of these consolidated financial statements.

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In Thousands)

                                Common Stock    Capital in    Retained
                               Shares  Amount  Excess of Par  Earnings     Total

Balance, June 1, 1996           8,457     $85     $14,792     $ 33,225   $ 48,102
  Net income                        -       -           -        1,159      1,159
  Shares issued under
     stock purchase plan            5       -          19            -         19
                                -----     ---     -------     --------   --------

Balance, May 31, 1997           8,462      85      14,811       34,384     49,280
  Net loss                          -       -           -       (3,803)    (3,803)
  Shares issued under
     stock purchase plan            2       -          13            -         13
  Exercise of stock options       160       2         777            -        779
                                -----     ---     -------     --------   --------

Balance, May 30, 1998           8,624      87      15,601       30,581     46,269
  Net loss                          -       -           -      (11,082)   (11,082)
  Shares issued under
     stock purchase plan            1       -           -            -          -
                                -----     ---     -------     --------   --------

Balance, May 29, 1999           8,625     $87     $15,601     $ 19,499   $ 35,187
                                =====     ===     =======     ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                  Fiscal Years Ended
                                                  ------------------------------------------------
                                                  May 29, 1999   May 30, 1998   May 31, 1997

Cash Flows from Operating Activities:
  Net income (loss)                                 $(11,082)      $ (3,803)      $  1,159
  Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities-
     Depreciation and amortization                     3,194          3,379          3,077
     Store closing expense                             1,797              -              -
     Cumulative effect of change
       in accounting principle                             -            235              -
     Impairment of long-lived assets                       -          2,508              -
     Deferred gain from insurance
       proceeds                                            -              -           (560)
     Loss on retirement of fixed
       assets                                              -              -             22
     Increase (decrease) in deferred
       income taxes                                        -             16             96
     Changes in assets and liabilities-
       Decrease (increase)
         in accounts receivable                        1,439             84           (191)
       Decrease (increase) in inventory               10,983         (4,450)        (1,050)
       Decrease (increase) in
         prepaid expenses and
         other current assets                            833            189           (522)
       Increase (decrease) in accounts payable        (5,635)         3,838            163
       Increase (decrease) in
         other accrued expenses                         (542)         1,069           (234)
       Increase (decrease) in
         accrued and currently
         deferred income taxes                           938            348         (1,573)
                                                    --------       --------       --------
     Net cash provided by operating
       activities                                      1,925          3,413            387
                                                    --------       --------       --------

Cash Flows from Investing Activities:
  Capital expenditures                                  (798)        (1,123)        (4,388)
  Decrease (increase) in other assets                      3            (14)          (145)
                                                    --------       --------       --------
     Net cash used in investing
       activities                                       (795)        (1,137)        (4,533)
                                                    --------       --------       --------

Cash Flows from Financing Activities:
  Borrowing under unsecured notes
     payable                                          28,900         24,150         26,950
  Repayment of unsecured notes
     payable                                         (27,625)       (24,425)       (25,950)
  Proceeds from long-term borrowings                   1,950              -              -
  Repayments of long-term borrowings                  (3,894)        (2,225)          (556)
  Issuance of common stock                                 -            792             19
                                                    --------       --------       --------
     Net cash (used in) provided by
       financing activities                             (669)        (1,708)           463
                                                    --------       --------       --------
     Net increase (decrease) in cash
       and cash equivalents                              461            568         (3,683)

Cash and Cash Equivalents,
 Beginning of Year                                     2,278          1,710          5,393
                                                    --------       --------       --------

Cash and Cash Equivalents,
  End of Year                                       $  2,739       $  2,278       $  1,710
                                                    ========       ========       ========

Cash Paid During the Year For:
  Income taxes                                      $    262       $    515       $  1,543
                                                    ========       ========       ========
  Interest                                          $  1,575       $  1,498       $  1,450
                                                    ========       ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                  May 29, 1999


     (1)  MANAGEMENT'S PLANS

     Existing Situation
     ------------------

     Little Switzerland, Inc. and its subsidiaries (the Company) incurred a substantial loss during fiscal 1999. In addition, the Company is presently operating without a long-term credit facility to fund its working capital needs. This condition was triggered by, among other things, the following events: (i) the absence of Rolex products due to the decision by Rolex to cease shipments which resulted in a revenue loss of approximately $24 million versus fiscal 1998; (ii) the occurrence of store closings and the resulting charges to net income of approximately $1.8 million; (iii) the Company's noncompliance with certain financial covenants contained in the original loan agreements with its lenders; and (iv) the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's lenders,

     Effective April 1, 1999, the Company and its subsidiaries entered into a Forbearance Agreement, which effectively freezes the Company's existing line of credit at its then and current level of $17.5 million. Pursuant to the Forbearance Agreement, the lenders have agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults. In exchange, the Company and its subsidiaries granted a security interest to the lenders against their personal property.

     Actions Taken to Date
     ---------------------

     The Company has been working, and continues to work, diligently at addressing the above issues. The Company has been addressing operational, merchandising, recruitment as well as financial issues. To date the Company has:

     1. Explored, and continues to explore, opportunities for expanding existing and adding new world class product lines in watches and jewelry, its two most significant merchandise categories.

     In order to mitigate the impact on sales of the loss of Rolex products, the Company has added Movado, Baume & Mercier and Mont Blanc timepieces to its watch lines and has added Breitling products to its flagship store in Aruba. In addition, the Company is increasing the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher priced fashion merchandise, including diamond, tanzanite, pearl and pearl accent classifications. The increased space has been made available as a result of the decision to exit the accessories and fragrance categories.

     2. Closed stores that were no longer profitable.

     During fiscal 1999, the Company closed three stores that were no longer generating positive cash flows. The stores closed were Antigua, St. Croix and Ketchikan, Alaska. In addition, the Company closed the St. Kitts store as a result of such store being severely damaged in Hurricane Georges. While these store closings resulted in immediate charges against earnings in fiscal 1999, future periods will not be impacted by the projected ongoing losses.

     3. Maintained relationships with its suppliers and vendors.

     In the third quarter of fiscal 1999, the Company established payment plans to pay its vendors past due amounts. The Company was able to use cash from operations during the non-peak selling season to accomplish this objective. The Company believes that this approach has kept its business relations with its vendors good.

     4. Hired a new Chief Executive Officer and Chief Financial Officer.

     Management changes made subsequent to the end of fiscal 1999 are expected to enhance the steps taken to date to revitalize the core business. On August 24, 1999, the Company announced that Robert L. Baumgardner was appointed as the President and Chief Executive Officer of the Company. Mr. Baumgardner was also appointed as a Class I Director of the Company. In addition, on June 28, 1999, the Company announced that Patrick J. Hopper joined the Company as its Vice President - Finance and, on July 3, 1999 became the Company's new Chief Financial Officer.

     5. Actively exploring other financing alternatives to pay off the Company's existing lenders and to support the working capital needs of the Company.

     Currently, the Company is actively discussing with asset based lenders a facility that would pay off its existing lenders. Although the Company is working to obtain alternative financing, there is no assurance that such financing will be obtained.

     6. Short term measures have been adopted to raise liquidity

     The Company has taken margin reductions to move older merchandise and discontinued categories in order to improve liquidity. Measures to improve liquidity could adversely affect short term earnings, but management believes such measures are necessary to assist in maintaining the Company's long term viability.

     Actions Contemplated
     --------------------

     The Company's new management team is committed to continuing progress on the above initiatives. This team will continue to attempt to secure a greater range of world class luxury products for sale in Little Switzerland stores. Included in this process will be a focus on attempting to improve gross margin leverage and inventory turnover. Based on year-end results, a thorough review of each location and operation will be made to determine what further actions are required to return Little Switzerland to profitability.

     The Company is currently in negotiations with its existing banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing to pay off the existing lenders and for working capital. To date, the Company has been verbally informed that the banks are willing to grant an extension until the end of November 1999, subject to certain conditions and documentation. There, however, is no assurance that the Company will be able to fulfill these conditions. The Company will continue to work towards securing adequate permanent financing to pay off the existing lenders and to fund the ongoing working capital requirements.

     Although to date the Company has made limited purchases of new merchandise, the Company will begin to purchase additional merchandise for the upcoming peak selling season using proceeds from the St. Barthelmey sale and excess operational cash flows (see Note 15).

     Qualification
     -------------

     The Company's ability to achieve its operating results included in its fiscal 2000 business plan is impacted by each of the factors described above. There can be no assurance that the Company will successfully execute its fiscal 2000 business plan including securing adequate financing to pay off its existing lenders and to fund its additional working capital needs.

     Included in this Note 1 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability. Although the Company believes no further impairment losses are required at May 29, 1999, future strategic actions could result in additional store closings and material restructuring charges and impairment losses.

     (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

   Little Switzerland, Inc. is a specialty retailer of luxury items. The Company was incorporated in May 1991 as a wholly owned subsidiary of Town & Country Corporation (Town & Country). On July 17, 1991, approximately 68% of the outstanding common stock, par value $.01 per share, of Little Switzerland was sold in a public offering. L.S. Wholesale, Inc. (L.S. Wholesale) and L.S. Holding, Inc. (L.S. Holding) are wholly-owned subsidiaries of Little Switzerland.

   As of May 29, 1999, there were ten subsidiaries of L.S. Holding incorporated in various jurisdictions. Montres et Bijoux, S.A.R.L.; World Gifts Imports N.V.; L.S. Holding (Aruba) N.V.; L.S. Holding (Curacao) N.V.; Little Switzerland (St. Kitts & Nevis) Limited; Little Switzerland (Antigua) Limited; Little Switzerland (St. Lucia) Limited; Little Switzerland (BVI) Limited; L.S. Holding (USA), Inc. and World Gift Imports (Barbados) Limited operate retail stores in the Virgin Islands, Aruba, St. Kitts, Antigua, St. Lucia, the French and Netherlands Antilles, and Barbados. Little Switzerland (BVI) Limited, incorporated in the British Virgin Islands, was not yet in operation at May 29, 1999. L.S. Wholesale purchases inventory for distribution to L.S. Holding, Inc.'s retail stores.

   As of May 29, 1999, the Company operated 22 distinctively-designed retail stores on eight islands and Alaska. The Company markets a wide selection of high quality products including watches, jewelry, crystal, china, fragrances, gifts and accessories. The Company is the exclusive retailer of certain brand name products on some islands. The Company's customers are primarily tourists from the United States.

   Merger Agreement
   ----------------

   On February 4, 1998, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Destination Retail Holdings Corporation (DRHC) and certain subsidiaries, pursuant to which each stockholder of the Company would receive $8.10 in cash for each share of its common stock held as of the effective date of the merger. In addition, the holders of an option to purchase common stock would receive, in cash, the difference between $8.10 and the option's exercise price. The consummation of the merger was subject to certain conditions, including, among other provisions, approval by the Company's stockholders. The Company's stockholders approved the merger at a Special Meeting of Stockholders on May 8, 1998. On June 9, 1998, the Company announced it had terminated its merger agreement with DRHC because of DRHC's inability to raise the financing necessary to complete the merger (see Note 6).

   Presentation
   ------------

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended May 29, 1999, the Company incurred a loss of $11.1 million and is currently operating without a long-term credit facility. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management's plans with respect to these matters have been enumerated in Note 1--Management's Plans.

   The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, L.S. Holding and L.S. Wholesale. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the May 29, 1999 presentation. All significant intercompany balances have been eliminated in consolidation. The Company's fiscal year ends on the Saturday closest to May 31.

   Risks and Uncertainties.
   -----------------------

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

   Inventory
   ---------

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

   Advertising expense for fiscal 1999, 1998 and 1997 was approximately $2,919,000, $3,401,000 and $3,138,000, respectively. Prepaid advertising of approximately $305,000 and $585,000 at May 29, 1999 and May 30, 1998,
respectively, is included in the consolidated balance sheets as prepaid expenses and other current assets.

   Property, Plant and Equipment
   -----------------------------

   Fixed assets are depreciated over their estimated useful lives, principally using the straight-line method. Maintenance and repair costs are charged to expense as incurred. Property, plant and equipment consist of the following:


                               Estimated Useful Life Range    May 29, 1999    May 30, 1998

Land and buildings                     20-40 years             $ 7,303,000     $ 7,295,000
Furniture and fixtures                  3-10 years              11,021,000      12,450,000
Equipment                               3-20 years               5,139,000       5,102,000
Construction-in-progress                    -                       15,000          37,000
Leasehold improvements      Life of the lease or useful life,
                                  whichever is shorter          13,521,000      14,804,000
                                                               -----------     -----------

                                                               $36,999,000     $39,688,000
                                                               ===========     ===========

     Income Taxes
     ------------

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

     Other Assets
     ------------

     Other assets have consisted primarily of amounts related to preopening and organization costs, rental deposits and the excess of cost over the fair market value of the net assets of the business acquired (goodwill). Amounts related to goodwill and preopening and organization costs were being amortized over periods of up to 10 years (see below).

     The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. Due to several factors, including the Company's relationship with Rolex which is discussed further in Note 6, the Company recognized an impairment loss relating to the goodwill at the Company's World Gift Imports (Barbados) Limited subsidiary that totaled approximately $2,508,000 during the year ended May 30, 1998. The impairment loss was been classified as a component of selling, general and administrative expense for the year ended May 30, 1998. No other impairment losses were recognized during the years ended May 30, 1998 or May 29, 1999.

     Included in Note 1 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability. Although the Company believes no further impairment losses are required at May 29, 1999, future strategic actions could result in additional store closings and material restructuring charges and impairment losses.

     Cumulative Effect of Change in Accounting Principle
     ---------------------------------------------------

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

     Foreign Exchange Contracts
     --------------------------

     Historically the Company entered into foreign exchange contracts to hedge against foreign currency fluctuations for purchase commitments and accounts payable denominated in foreign currencies. Gains and losses on contracts to hedge purchase commitments are included in the cost basis of the related purchases. Gains (losses) of approximately $0 and $140,000, respectively, are included in the inventory balances at May 29, 1999 and May 30, 1998, respectively. The Company had no foreign exchange contracts outstanding at May 29, 1999.

     The Company's functional currency, under SFAS No. 52, Foreign Currency Translations, for all foreign locations is the U.S. dollar. Accordingly, all transaction and translation gains and losses are included in the accompanying consolidated income statements. Gains and losses for all periods presented were not material.

     The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

     Other Accrued Expenses
     ----------------------

     Other accrued expenses are comprised of the following:


                                       May 29, 1999  May 30, 1998

          Customer deposits              $  430,000    $  400,000
          Payroll and related items       1,210,000     1,267,000
          Store closing expenses            683,000            --
          Legal                             150,000       778,000
          Management fees (Note 11)         203,000       447,000
          Other                             965,000       608,000
                                         ----------    ----------

                                         $3,641,000    $3,500,000
                                         ==========    ==========

     Fair Value of Financial Instruments
     -----------------------------------

     In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value amounts of its financial instruments using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable and bank debt. The carrying value of these assets and liabilities are a reasonable estimate of their fair value at May 29, 1999 and May 30, 1998.

     Net Income per Share
     --------------------

     The Company adopted SFAS No. 128, Earnings per Share, effective February 28, 1998. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options (as calculated utilizing the treasury stock method). The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under and outside option plans which were antidilutive for the periods included in this report are as follows (in thousands):


                                                             Fiscal Years Ended
                                                  ----------------------------------------
                                                  May 29, 1999  May 30, 1998  May 31, 1997
Weighted average number of shares
 used in basic earnings per
share calculation                                     8,624         8,505         8,459

Dilutive effects of options                               -             -            84
                                                      -----         -----         -----

Weighted average number of shares
used in diluted earnings per
share calculation                                     8,624         8,505         8,543
                                                      =====         =====         =====

Shares under and outside options plans
excluded in computation of diluted
earnings per share due to antidilutive effects          833           812           372
                                                      =====         =====         =====

     Cash Flows
     ----------

     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

     (3)  NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal year 1999. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income is equal to net income for the years ended May 29, 1999, May 30, 1998 and May 31, 1997.

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in fiscal year 1999. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance.

     The Company operates one industry segment consisting of the sale of luxury items. The Company's business is managed as one segment, or one strategic unit, because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

     Foreign Operations
     ------------------

     Net sales and operating income (loss) from foreign operations (non-U.S. possessions) amounted to 62%, 61% and 62%, and 37%, 162% and 22% of total net sales and operating income (loss), respectively, in fiscal 1999, 1998 and 1997, respectively. Intersegment sales were not material for all periods presented. Identifiable assets of foreign operations amounted to 62%, 56% and 63% of total assets as of May 29, 1999, May 30, 1998 and May 31, 1997, respectively.

     (4)  CREDIT ARRANGEMENTS

     Historically, the Company has utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999 that effectively froze the Company's line of credit at its then and current level of $17.5 million. This amount consists of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against their personal property. The Forbearance Agreement also sets forth certain criteria that the Company must meet regarding the Company's inventory levels. The banks indicated that they would not make any additional borrowings to the Company during the terms of the Forbearance Agreement. The Company is currently in negotiations with its banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing to pay off the existing lenders and to fund its working capital needs. To date, the Company has been verbally informed that the banks are willing to grant an extension until the end of November 1999, subject to certain conditions and documentation. There is no assurance that such extension will be on favorable terms to the Company or that alternative financing will be obtained during the extension period. If the Company is unable to fulfill these conditions, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is actively exploring other financing alternatives. At this time, however, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing.

     Outstanding borrowings against these aforementioned now secured credit facilities totaled $9.1 million and $7.8 million as of May 29, 1999 and May 30, 1998, respectively. Outstanding letters of credit against these credit facilities totaled $4.2 million and $4.1 million as of May 29, 1999 and May 30, 1998, respectively. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million at an annual interest rate of 7.25%, payable monthly. The principal was payable in equal quarterly payments over a four-year period commencing March 1997. As of May 29, 1999 and May 30, 1998, the principal outstanding on the term debt was approximately $4.2 million and $6.1 million respectively. The weighted average interest rates incurred during fiscal 1999, 1998 and 1997 were approximately 8.4%, 8.1% and 7.9%, respectively.

     (5)  INCOME TAXES

     The domestic (United States Virgin Islands (USVI), and Ketchikan, Juneau and Skagway, Alaska) and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows:


                                           Fiscal Years Ended
                            ------------------------------------------------
                            May 29, 1999      May 30, 1998      May 31, 1997
Domestic                     $(5,141,000)      $ 4,292,000       $2,010,000

Foreign                       (4,741,000)       (6,997,000)        (851,000)
                             -----------       -----------       ----------

                             $(9,882,000)      $(2,705,000)      $1,159,000
                             ===========       ===========       ==========

The components of the provision (benefit) for income taxes are as follows:

                                            Fiscal Years Ended
                            ------------------------------------------------
                            May 29, 1999      May 30, 1998      May 31, 1997
Current-
  Domestic                   $    66,000       $   339,000       $  (96,000)
  Foreign                      1,134,000           508,000                -
                             -----------       -----------       ----------

                               1,200,000           847,000          (96,000)
                             -----------       -----------       ----------
Deferred-
  Domestic                             -            16,000           96,000
  Foreign                              -                 -                -
                             -----------       -----------       ----------

                             $ 1,200,000       $   863,000       $        -
                             ===========       ===========       ==========

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

     The Company's effective tax rate is less than the USVI statutory rate of 37.4% due to the following:


                                                             Fiscal Years Ended
                                             ------------------------------------------------
                                             May 29, 1999      May 30, 1998      May 31, 1997
Computed tax provision (benefit)
at statutory rate                             $(3,696,000)     $(1,012,000)       $ 434,000
Increases (reductions) resulting from-
  Differences between foreign
     provisions recorded and
     provisions at USVI rate                      946,000          442,000         (441,000)
  Effect of earnings of subsidiary
     in USVI subject to lower tax rate           (199,000)      (1,836,000)        (891,000)
  Effect of subsidiary net operating
     losses not benefited                       4,149,000        3,269,000          898,000
                                              -----------      -----------        ---------

                                              $ 1,200,000      $   863,000        $       -
                                              ===========      ===========        =========

     The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 3.7% to 42.0%. The Company's wholly-owned subsidiary, L.S. Wholesale, which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended. Under an agreement, which expired at the end of August 1998 (subject to renewal), L.S. Wholesale benefited from a lower tax rate on its income earned outside the USVI, which had been taxed at a rate of 3.7% up through the end of fiscal 1998. The lower tax rate had the effect of increasing earnings per share by $.02, $0.22 and $0.12 in fiscal 1999, 1998 and 1997, respectively.

     The Company has submitted its application for renewal of benefits and has been verbally notified that the Industrial Development Commission (IDC) has recommended to the governor of the U.S.V.I. that the Company be awarded up to 75% of the benefits which the Company enjoyed in the past. If such benefits were granted at the 75% benefit rate, the effective tax rate for L.S. Wholesale would be approximately 9.3%.

     The Company anticipates that it will be notified with respect to such renewal within the 60-day period in which the governor is permitted under applicable law to determine the extent of the benefits, which the Company will receive. Until it receives notification with respect to the renewal, the Company must pay and is recording taxes on all of the Company's USVI income at the statutory rate of 37.4%. However, if the renewal is granted, management believes that the lower tax rate will be applied retroactively to the end of August 1998 and the Company will be reimbursed for any excess payments; however, there is no assurance that this will occur. If the IDC benefit is not granted, then all of the Company's USVI-based income will be taxed at the statutory rate of 37.4% and the Company will be subject to a higher gross receipt tax. Such non-renewal may have a material and adverse effect on the Company's results of operations.

     During 1997, the Company received an assessment from the local government in Aruba that related to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc., a wholly-owned subsidiary of the Company, to Aruba. During 1998, the Company met with the tax authorities in Aruba. The Company has entered into a settlement with the tax authorities regarding its 1988-1996 local tax returns and has recorded the cost of the settlement as incremental tax expense during the fiscal year ended May 29, 1999. Pursuant to this settlement, the Company has been assessed a profit tax in the amount of $650,000, which is payable in ten equal installments of $65,000 per month commencing on March 1, 1999. Interest of 6% per annum will be charged on the outstanding amount starting on March 1, 1999. The Company also has been assessed a wage tax in the amount of $550,000, which is payable in six installments commencing in June 1999. Interest of 6% per annum will be charged on the outstanding amount starting on June 1, 1999.

     As the Company operates in multiple tax jurisdictions, it is subject to various tax exposure. At this time, in the opinion of management any resulting liability would not have a material impact on the Company's financial position.

     The deferred tax liability of $202,000 and $202,000 at May 29, 1999 and May 30, 1998, respectively, is the result of the use of accelerated depreciation methods for tax purposes as well as the difference in timing as to when insurance proceeds are taxable and when they are recorded as income in the financial statements. The Company's only deferred tax assets consist of the tax effects of net operating loss carry forwards of certain subsidiaries totaling approximately $9,174,000 and $5,025,000 as of May 29, 1999 and May 30, 1998,
respectively, for which a full valuation reserve has been recorded. The valuation allowance relates to uncertainty surrounding the realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carry forwards. Utilization of the net operating loss carry forward is contingent on the Company's ability to generate income in future years in the various tax jurisdictions. The net operating loss carry forwards will expire from 2011 to 2019 if not utilized.

     (6)  COMMITMENTS AND CONTINGENCIES

     Lease Commitments
     -----------------

     Certain of the Company's facilities and retail stores are occupied under operating leases expiring at various dates. The Company's rental commitments under the noncancelable portion of these leases for each of the next five years and, in total, thereafter at May 29, 1999 are as follows:


               Year              Lease Commitment
               Fiscal 2000         $ 3,529,000
               Fiscal 2001           2,976,000
               Fiscal 2002           2,241,000
               Fiscal 2003           1,622,000
               Fiscal 2004             799,000
               Thereafter              416,000
                                   -----------
                                   $11,583,000
                                   ===========

     Rental expense included in the accompanying consolidated statements of operations amounted to approximately $4,301,000, $4,104,000 and $4,167,000 in fiscal 1999, 1998 and 1997, respectively.

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

     Relationship with Rolex
     -----------------------

     The Company had historically operated as the exclusive authorized retailer for Montrex Rolex, S.A. and its affiliates (collectively, Rolex) on the islands on which the Company operates. Following execution of the Merger Agreement with DRHC, Rolex suspended shipments of its products to the Company and indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. Following termination of the Merger Agreement, on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through the Company's stores. The Company received its last shipment of Rolex products in January 1998.

     Sales of Rolex watches accounted for 3%, 26% and 24% of the Company's sales in fiscal 1999, 1998 and 1997, respectively. Rolex is the only manufacturer whose products accounted for more than 10% of the

Company's sales in fiscal 1998 and 1997. In order to mitigate the impact on sales of the loss of Rolex products, the Company is exploring opportunities for expanding existing, and adding new, world class product lines in both watches and jewelry. In addition, the Company is increasing the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher priced fashion merchandise, including diamond, tanzanite, pearl and pearl accent classifications.

     To the extent that the Company is unable mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, the Company believes that the loss of Rolex will have a material adverse effect on the Company's results of operations for the fiscal year ending May 30, 2000 and beyond.

     Destination Retail Holdings Corporation
     ---------------------------------------

     On June 10, 1998, the Company filed a civil action in the United States District Court for the District of Delaware against DRHC, Stephen G.E. Crane, DRHC's controlling shareholder, Young Caribbean Jewelry Company Limited, a Cayman Islands corporation, Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. The Company alleges breach of the Merger Agreement, among the Company, DRHC and certain affiliates of DRHC and also alleges claims
of misrepresentation and civil conspiracy, among other causes of action.   The
Company is seeking monetary damages, including, without limitation, consequential damages relating to harm to its business. On July 15, 1998, the defendants moved to dismiss the Complaint on jurisdictional grounds. On March 31, 1999, the court issued an order denying the defendants' motions to dismiss. On May 21, 1999, the defendants filed their Answer, Affirmative Defenses, Counterclaims and Third Party Complaint. The defendants allege counterclaims against the Company and others for fraud, negligent misrepresentations, breach of the covenant of good faith and fair dealing and breach of the Merger Agreement, unfair competition and business libel, among others, primarily stemming from their allegations that the Company was responsible for their failure to consummate the Merger Agreement. The Company will continue to vigorously pursue its claims against the defendants in this matter and defend itself against the defendants' counterclaims.

     The costs associated with this matter, which consist primarily of legal and investment banking fees, amounted to approximately $.2 million and $2.7 million in fiscal 1999 and 1998, respectively and have been recorded in selling, general and administrative expense in the accompanying consolidated financial statements.

     Class Action Lawsuit
     --------------------

     On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware against the Company, certain of its existing and former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. On August 5, 1999, the Company moved to dismiss the complaint. This motion remains pending. At this early juncture, management of the Company is not in a position to evaluate the outcome of this action. As a result, at this time, management of the Company is unable to determine the financial impact this action may have on the Company's financial condition or results of operations.

     Employee Defalcation Loss
     -------------------------

     On March 11, 1998, the Company filed a civil action in the Territorial Court of the Virgin Islands against Lorraine Quetel, a former employee of the Company, Lydia Magras and Bon Voyage Travel, Inc. The Company alleges that such parties were involved in the employee defalcation that management believes occurred during the Company's fiscal year ended May 31, 1997. The Company is seeking a preliminary injunction and damages against the former employee and the other parties allegedly involved in the theft against the Company. (See Note 14)

     On January 19, 1999, the defendant, Lydia Magras, filed a petition for Bankruptcy (Chapter 7) in the United States Bankruptcy Court, District of St. Thomas. A Notice of Appearance was filed on February 2, 1999 on behalf of the Company. A trustee was appointed in this matter at the meeting of the creditors held on May 20, 1999.

     The Company is also party to various pending legal claims and proceedings. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

     Significant Suppliers
     ---------------------

     For the year ended May 29, 1999, one supplier, the Swatch Group, accounted for approximately $8.0 million, or 10.4%, of net sales. No other supplier accounted for greater than 10% of net sales in fiscal 1999.

     For the years ended May 30, 1998 and May 31, 1997, one supplier, Rolex, accounted for approximately $26.1 million, or 26% of net sales, and $21.2 million, or 24% of net sales, respectively. No other supplier accounted for greater than 10% of net sales in fiscal 1998 or 1997.

     (7)  FRANCHISE AGREEMENT

     In fiscal 1988, the Company entered into a 10-year franchise agreement with Solomon Brothers Limited (Solomon), a Bahamian company engaged in the wholesale and retail distribution of jewelry, gift items and consumables in the Bahamas. The Company signed a new franchise agreement with Solomon, effective November 1, 1996, with a two-year term and option to renew for an additional two years. Solomon is responsible for developing each store, in accordance with the Company's specifications, once a new location has been agreed upon. The Company provides ongoing assistance in retail and merchandising methods. Solomon is responsible for the operation of each store, but the general operating methods are dictated by the Company. Currently, Solomon operates eight locations in the Bahama Islands under the name of Little Switzerland.

      In return for the use of the Little Switzerland name and the services provided by Little Switzerland, the Company receives an annual franchise fee which enables the Company to participate in the revenue of both Little Switzerland stores operated by Solomon and other Solomon retail stores which are not operated under the Little Switzerland name. Franchise fees are accrued by the Company as earned based upon Solomon's revenues, as defined, or a minimum annual fee of $100,000. On July 21, 1998, the Company and Solomon mutually agreed to terminate the franchise agreement as of November 1, 1998. These fees totaled approximately $0, $100,000 and $100,000 for fiscal 1999, 1998 and 1997, respectively.

     (8)  EMPLOYEE BENEFIT PLANS

     The Company provided a tax-qualified discretionary contribution retirement plan for eligible USVI employees to which the Company, at its discretion, contributed. Each employee became a participant following completion of one year's employment, or, if later, the attainment of age 21. All participants became fully vested after seven years of service.

     Effective June 1, 1996, the Company replaced its Discretionary Contribution Plan with a 401(k) Plan under which the Company matches each employee's contribution up to 50% of the first 3% of the employee's contribution. During fiscal 1999, 1998 and 1997 the Company's matching totaled approximately $23,000, $86,000 and $82,000, respectively. The Company's contributions vest based on the employee's years of service, with full vesting after five years of service.

     (9)  QUARTERLY DATA (UNAUDITED)

     The following presents the unaudited quarterly results of operations for the fiscal years ended May 29, 1999 and May 30, 1998 (in thousands except per share data):

                                First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                    Ended            Ended           Ended            Ended
                                  August 29       November 28     February 27        May 29
Fiscal 1999
 Net sales                         $16,987          $14,800         $25,787          $18,861
 Gross profit                        7,683            5,914          10,534            6,744
 Net loss                           (1,923)          (4,277)         (1,338)          (3,544)
 Net loss per share                   (.22)            (.50)           (.16)            (.41)

                                  August 30       November 29     February 28        May 30
Fiscal 1998
 Net sales                         $20,370          $21,034         $34,925          $24,039
 Gross profit                        8,657            9,037          15,024            9,922
 Net income (loss)                    (157)            (168)          1,789           (5,267)
 Net income (loss) per share         (0.02)           (0.02)           0.21            (0.62)

     (10) STOCKHOLDERS' EQUITY

     Stock Options
     -------------

     During 1991, the Company established the 1991 Option Plan (1991 Plan) to cover option awards to key employees and directors who are also full time employees of the Company. Under this plan, the Company may grant stock options for the purchase of up to 500,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. During 1996, the Company amended the 1991 Plan to increase the aggregate number of shares of the Common Stock of the Company available for grant under the 1991 Plan from 500,000 to 900,000. As of May 29, 1999, 596,000 option shares were outstanding under the 1991 Plan. Options granted under the 1991 Plan vest ratably over a three-to-five year period and must be exercised within ten years of the date of grant. Each outstanding unvested option as of February 4, 1998 automatically vested upon the execution of the Merger Agreement with DRHC pursuant to the terms of the 1991 Plan. Each outstanding unvested option as of February 23, 1999 automatically vested upon execution of the Settlement Agreement (Settlement Agreement) with Donald L. Sturm, ValueVest Partners, L.P., Seymour Holtzman, Jewelcor Management, Inc. and others.

     During 1992, the Company established the 1992 Option Plan (1992 Plan) for nonemployee directors of the Company. Under the 1992 Plan, the Company may grant stock options for the purchase of up to 150,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. As of May 29, 1999, 37,000 option shares have been granted and were outstanding under the 1992 Plan. Options granted under the 1992 Plan vest immediately and must be exercised within 10 years of the date of grant.

     From time to time, the Company also grants stock options outside of the 1991 Plan to persons not previously employed by the Company as an inducement to the individuals' entering into an employment agreement with the Company. As of May 29, 1999, 200,000 option shares have been granted outside of the 1991 Plan.

     A summary of the status of the Company's stock option plans at May 29, 1999, May 30, 1998 and May 31, 1997, together with changes during the periods then ended, are presented in the following table:

                                             1999                 1998                1997
                                           Weighted             Weighted            Weighted
                                            Average              Average             Average
                                           Price Per            Price Per           Price Per
                                 Shares      Share     Shares     Share    Shares     Share
Outstanding at beginning
   of period                     712,000     $6.46     903,500    $6.24   839,344    $ 6.36
Grants during period             292,000      2.25      37,000     6.15    65,000      4.79
Exercised during period                -         -    (160,000)    4.87         -         -
Forfeitures/Cancellations
   during period                (171,000)     8.59     (68,500)    7.09      (844)    10.00
Outstanding at end of period     833,000      4.53     712,000     6.46   903,500      6.24
Options exercisable at end
   of period                     833,000      4.53     712,000     6.46   402,800      7.28

     Statement of Financial Accounting Standards No. 123 (SFAS No. 123)
     ------------------------------------------------------------------

     During 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.

     The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during fiscal 1999, 1998 and 1997, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions used for grants:


                                  1999        1998       1997

     Risk-free interest rate       5.38%      5.96%      6.41%
     Expected dividend yield          0%         0%         0%
     Expected lives             10 years   10 years   10 years
     Expected volatility          64.00%     25.82%     32.21%

     Adjustments are made for options forfeited prior to vesting. As a result of the Merger Agreement and the Settlement Agreement, all unvested options under and outside of the 1991 Plan became fully vested and exercisable. The total value of options granted during fiscal 1998, 1997 and 1996, which were being amortized on a straight-line basis over the vesting period of the options, were accelerated into fiscal year 1998. The weighted average fair value of options granted during fiscal years 1999, 1998 and 1997 was $1.73, $3.25 and $2.78, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the following pro forma amounts:


                            Year Ended          Year Ended        Year Ended
                           May 29, 1999        May 30, 1998      May 31, 1997
Net (loss) Income-
As Reported                $(11,081,825)       $(3,803,473)       $1,159,266
Pro Forma                   (11,586,595)        (4,498,460)          967,129

Basic and Diluted EPS-
As Reported                $      (1.29)       $     (0.45)       $     0.14
Pro Forma                         (1.34)             (0.53)             0.11

     Employee Stock Purchase Plan
     ----------------------------

     During 1992, the Company approved an Employee Stock Purchase Agreement permitting eligible employees to purchase Common Stock, semiannually on June 30 and December 31, at the average trading price during the six-month period, but not less than specified minimums. Under this plan, 26,573 shares have been issued as of May 29, 1999.

     Shareholder Rights Agreement
     ----------------------------

     On July 24, 1991, the Board of Directors adopted a Shareholder Rights Agreement and declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock to stockholders of record as of the close of business on July 25, 1991. Such rights only became exercisable and transferable apart from the Common Stock upon the occurrence of certain events. During fiscal 1999, the Board of Directors of the Company determined that the Company's Shareholder Rights Agreement was no longer in the best interests of the holders of the Company's Common Stock and, therefore, voted unanimously to terminate, effective as of May 20,1999, the Shareholder Rights Agreement.

     (11) ACQUISITIONS

     On February 16, 1996, World Gift Imports (Barbados), Inc., a subsidiary of LS Holding, which is a subsidiary of the Company, purchased the leasehold rights, fixtures and inventories of two retail stores located in Barbados, West Indies from Dacosta Mannings Inc., a subsidiary of Barbados Shipping & Trading Company Limited. The two stores were previously operated under the name of Louis Bayley and sold merchandise similar to that carried in the Company's retail stores such as name brand watches, jewelry, china, crystal and gift items at duty free prices. The Company began operating the two stores as Little Switzerland stores on February 19, 1996.

     The purchase price of approximately $10.6 million was financed by bank borrowing provided by the Company's two primary banks, Chase Bank and Bank of Nova Scotia, of approximately $9 million and the issuance of preferred stock of approximately $1.6 million by World Gift Imports (Barbados), Limited to the seller. The preferred stock has been presented as a minority interest in a consolidated subsidiary in the accompanying consolidated financial statements. The purchase price is subject to adjustment three and four years after the closing date, based on the sales performance of the two purchased stores and any additional stores that may be opened by the Company in Barbados during that period. No dividends or interest are paid or accrued on the preferred stock. The Company pays to the seller a management fee of 2.5% of its Barbados stores annual sales up to $15 million and 1.25% of annual sales in excess of $15 million, so long as the preferred stock is unredeemed. These management fees totaled approximately $155,000, $202,000 and $190,000 for fiscal years 1999, 1998 and 1997, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The preferred stock may be redeemed by the Company at face value at any time after three years from the date of close through nine years from the date of close. Following that period, the Company retains the right of first refusal to match any bona fide offer from a third party to purchase the preferred stock.

     The transaction was accounted for as a purchase transaction whereby the purchase price, including transactions costs, was allocated to the tangible and intangible assets acquired, based on their estimated fair value as of February 16, 1996.

     (12) STORE CLOSING EXPENSE

     During fiscal 1999, the Company recorded charges associated with the closure of its store in Ketchikan, Alaska and St. Croix, as well as one store in each of Antigua and St. Kitts. The store in St. Kitts was closed due to damage inflicted by Hurricane Georges (see Note 13). The charge related to these closures amounted to approximately $1.8 million and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income. Approximately $1.1 million of the charge relates to the impairment of fixed assets and leasehold improvements at the closed stores.

     (13) GAIN ON INSURANCE PROCEEDS

     In September 1998, Hurricane Georges inflicted minor damage to several of the Company's stores and caused significant damage to its St. Kitts store and to various islands' infrastructures, including hotels and other tourist facilities. As of October 16, 1998, all of the Company's stores have reopened with the exception of the St. Kitts store, which sustained major damage and has been permanently closed. The Company settled all outstanding claims related to Hurricane Georges with its insurance carrier. In connection with the final settlement, the Company received approximately $1.0 million in property and business interruption proceeds. The Company recorded a net gain of approximately $.3 million in fiscal 1999, after write-offs related to damaged assets of approximately $.7 million, including furniture and fixtures, inventory and other assets related to the store affected by the hurricane.

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

     (14) EMPLOYEE DEFALCATION LOSS

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

     The estimated loss of approximately $2.4 million is recorded in general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 31, 1997. As a result of the charge, the Company filed amended financial statements on Form 10-Q for each of the quarters within fiscal 1997. The Company has insurance coverage with a maximum claim limitation of $1 million. A claim for the full amount of the loss was submitted and payment of $1 million was received by the Company. The Company also intends to seek full restitution from the charged individuals; however, the Company does not know what, if any, of the funds are still in the possession of such individuals. The Company has, to date, received $65,000 in restitution from the employee. In addition to pursuing criminal charges, the Company commenced civil proceedings against the two individuals on March 12, 1998 in an effort to reclaim any such funds. The Company has classified the settlement from its insurance carrier as a credit to selling, general and administrative expense for the year ended May 30, 1998. The legal and accounting costs associated with this matter amounted to approximately $646,000 and have been recorded in selling, general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended May 30, 1998.

     (15) SUBSEQUENT EVENTS

     Management Changes
     ------------------

     On August 24, 1999, the Company announced the appointment of Robert L. Baumgardner as the President and Chief Executive Officer of the Company. Mr. Baumgardner was also appointed as a Class I Director of the Company, increasing the Board of Directors to six members. Mr. Watson, the former Acting Chief Executive Officer of the Company, will continue to serve as a Class II Director of the Company.

     On June 4, 1999, the Company announced the resignation of Adriane J. Dudley as the Class I Director of the Company. Subsequently, Alex J. Nobile was appointed as the Class I Director of the Company effective as of July 20, 1999.

     On April 19, 1999, the Company announced the resignation of David J. Nace, the Chief Financial Officer of the Company, effective upon hiring a successor Chief Financial Officer. On June 6, 1999, Patrick J. Hopper joined the Company as its Vice President - Finance and, on July 3, 1999 became the Company's new Chief Financial Officer.

     NASDAQ Delisting
     ----------------

     The Company's Common Stock currently is traded on the NASDAQ National Market System (NMS) under the symbol "LSVI." On June 7, 1999, NASDAQ notified the Company that the Company will not remain eligible for continued listing on NMS unless its Common Stock demonstrates compliance with NASDAQ's $1.00 minimum bid price requirement during the period ending September 6, 1999. On July 9, 1999, NASDAQ notified the Company that the Company also was not in compliance with NASDAQ's $5 million minimum public float value requirement. Should the Company be unable to demonstrate compliance with these requirements, the Company will consider actions to preserve its listing. The Company has requested a hearing as permitted by applicable NASDAQ procedure and has been notified that such hearing will be held on October 14, 1999. NASDAQ has informed the Company that the delisting procedures have been stayed pending such hearing. In the event that NASDAQ denies continued listing following such hearing, the Company's current intent would be to seek listing on other markets or exchanges. However, there is no assurance that any such actions will be effective or that listing will not cease after October 14, 1999.

     St. Barthelmey Store
     --------------------

     On June 28, 1999, the Company entered into a purchase and sale agreement with a third party pursuant to which substantially all of the assets of the store located in the island of St. Barthelmey will be sold for an aggregate amount equal to $1.3 million. The Company consummated this transaction on

August 31,1999. The Company expects to record a gain on this transaction in the first quarter of fiscal year 2000.

     Aruba Settlement
     ----------------

     On July 29, 1999, the Company entered into a settlement agreement with the Aruba tax authorities regarding its 1997-1998 local tax returns. The Company agreed to accelerate the payment of the remaining balance of the profit tax settlement discussed in Note 5 ($455,000 of $650,000) and settle its 1997-1998 local tax returns. The cost to the Company after this settlement was approximately $580,000, which has been paid to the Aruba taxing authorities.

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


                                    PART III

ITEMS 10-13.

     The information called for by Items 10-13 is incorporated herein by reference to the Company's definitive proxy statement for the 1999 annual meeting of stockholders to be filed with Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after May 29, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(1)  Financial Statements

     The financial statements filed as part of the report are listed on the Index to Consolidated Statements on page 19.

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

     3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

(10) Material Contracts

     10.1 The Little Switzerland, Inc. 1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Form S-1;

     10.2 Franchise Agreement dated November 1, 1987, among L.S. Wholesale, Inc., L.S. Holding, Inc. and Solomon Brothers Limited is incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on June 4, 1991 ("Form S-1");

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

     10.8 Director and Officer Liability Insurance Policy is incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to Form S-1;

     10.9 Shareholder Rights Agreement, dated as of July 25, 1991, between the Company and State Street Bank and Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 26, 1991;

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

     10.16 Employment Agreement between William Canfield and the Company is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended May 31, 1995;

     10.17 Form of Income Continuance Agreement between Ronald J. Lataille and the Company and Denis X. Comment and the Company is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K Report for the year ended May 31, 1994;

     10.18 Asset Purchase Agreement by and among World Gift Imports (Barbados) Ltd. as Buyer, Dacosta Mannings Inc., as Seller and Barbados Shipping & Trading Company Limited dated as of December 28, 1995 is incorporated herein by reference to Item 7(c) of the Company's Annual Report on Form 8-K report filed with the Securities and Exchange Commission on February 16, 1996;

     10.19 Employment agreement between John E. Toler, Jr. and the Company is incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 1, 1996.

     10.20 Consulting Agreement between C. William Carey and the Company is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K/A for the year ended May 31, 1997.

     10.21 Employment Agreement, dated as of November 12, 1997, between Thomas
           S. Liston and the Company is incorporated herein by reference to
           Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended May 30, 1998.

     10.22 First Amendment to Employment Agreement, dated as of June 14, 1998, between Thomas S. Liston and the Company is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended May 30, 1998.

     10.23 Letter Agreement, dated as of August 14, 1998, between the Company and John E. Toler, Jr. is incorporated herein by reference to
           Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended May 30, 1998.

     10.24 Franchise Agreement, dated as of November 1, 1996, among the Company, L.S. Wholesale, Inc. and Solomon Brothers, Limited is incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended May 30, 1998.

     10.25 Success Fee Agreement, dated as of February 4, 1998, between the Company and C. William Carey is incorporated herein by reference to
           Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended May 30, 1998.

     10.26 Employment Agreement, dated as of September 10, 1998, between David
           J. Nace and the Company is incorporated herein by reference to as
           Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

     10.27 Employment Agreement, dated as of August 25, 1998, between Michael M. Poole and the Company is incorporated herein by reference to as
           Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

     10.28 Non-Qualified Stock Option Agreement, dated as of August 25, 1998, between Michael M. Poole and the Company is incorporated herein by reference as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998.

     10.29 Employment Agreement, effective as of September 1, 1998, between the Company and C. William Carey is incorporated herein by reference to
           Exhibit 10.29 to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on January 29, 1999.

     10.30 Non-Qualified Stock Option Agreement, effective as of September 1, 1998, between the Company and C. William Carey is incorporated herein by reference to Exhibit 10.30 to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on January 29, 1999.

     10.31 Success Fee Agreement, dated as of January 15, 1999, between the Company and C. William Carey is incorporated herein by reference to
           Exhibit 10.31 to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on January 29, 1999.

     10.32 Settlement Agreement, dated as of February 23, 1999, by and among the Company, Jewelcor Management, Inc., Seymour Holtzman, Donald L. Sturm, ValueVest Partners, L.P. and C. William Carey is incorporated herein by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

     10.33 Severance Agreement, dated as of February 23, 1999, between the Company and C. William Carey is incorporated herein by reference to
           Exhibit 10.33 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

     10.34 Consulting Agreement, dated as of February 23, 1999, between the Company and C. William Carey is incorporated herein by reference to
           Exhibit 10.34 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

     10.35 Amended and Restated Success Fee Agreement, dated as of February 23, 1999, between the Company and C. William Carey is incorporated herein by reference to Exhibit 10.35 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

     10.36 Fourth Amendment to Shareholder Rights Agreement, dated as of February 23, 1999, between the Company and State Street Bank and Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 10.36 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

     10.37 Amendment of Employment Agreement, dated as of November 13, 1998, between L.S. Wholesale, Inc. and William K. Canfield is incorporated herein by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 27, 1999.

     10.38 Forbearance Agreement, dated as of May 7, 1999, by and among L. S. Wholesale, Inc., the Company, L. S. Holding, Inc., World Gift Imports (Barbados) Limited, World Gift Imports, N. V., Montres Et Bijoux, S.A.R.L., L. S. Holding (Aruba), N. V., L. S. Holding (Curacao), N. V., Little Switzerland (Antigua), Limited, Little Switzerland (St. Lucia) Limited, L. S. Holding (USA), Inc. and The Chase Manhattan Bank and The Bank of Nova Scotia is incorporated herein by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 1999.

     10.39 Security Agreement, dated as of May 7, 1999, by and among L. S. Wholesale, Inc., the Company, L. S. Holding, Inc., World Gift Imports (Barbados) Limited, World Gift Imports, N. V., Montres Et Bijoux, S.A.R.L., L. S. Holding (Aruba), N. V., L. S. Holding (Curacao), N. V., Little Switzerland (Antigua), Limited, Little Switzerland (St. Lucia) Limited, L. S. Holding (USA), Inc. and The Chase Manhattan Bank and The Bank of Nova Scotia is incorporated herein by reference to Exhibit 10.39 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 1999.

     10.40 Fifth Amendment to Shareholder Rights Agreement, dated as of May 20, 1999, between the Company and State Street Bank and Trust Company, as Rights Agent, is filed herewith as Exhibit 10.40.

     10.41 Employment Agreement, dated as of June 7, 1999, between Patrick J. Hopper and the Company is filed herewith as Exhibit 10.41.

     10.42 Employment Agreement, dated as of August 17, 1999, between Robert
           L. Baumgardner and the Company is filed herewith as Exhibit 10.42.

     10.43 Non-Qualified Stock Option Agreement, dated as of August 17, 1999, between Robert L. Baumgardner and the Company is filed herewith as
           Exhibit 10.43.

(21) Subsidiaries of Registrant: A list of Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the 10-K/A Report for the year ended May 31, 1997.

(23) Consent of Arthur Andersen LLP is filed herewith as Exhibit 23.

(27) Financial Data Schedule.

(b) Report on Form 8-K. The registrant filed the following Current Reports on Form 8-K during the three month period ended May 29, 1999:

     1. On April 2, 1999, the Company filed a Current Report on Form 8-K announcing that Seymour Holtzman informed the Company that he would not stand for election at the annual meeting of stockholders scheduled for April 7, 1999.

     2. On April 22,1999, the Company filed a Current Report on Form 8-K announcing the results of the election of directors at the annual meeting of stockholders held on April 7, 1999.

     3. On May 20, 1999, the Company filed a Current Report on Form 8-K announcing that the Company had entered into a Forbearance Agreement with its banks pursuant to which the Company and its subsidiaries granted a security interest to the banks against their personal property. In addition, the Company announced that the Board of Directors of the Company terminated the Company's Shareholder Rights Agreement effective as of May 20, 1999.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of September, 1999.

                                         Little Switzerland, Inc.



                                         By: /s/ Robert L. Baumgardner
                                             -----------------------------------
                                             Robert L. Baumgardner
                                             Chief Executive Officer
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


Signatures                    Title                           Date Signed
----------                    -----                           -----------
/s/ Robert L. Baumgardner     Chief Executive Officer         September 17, 1999
---------------------------   and Director (Principal
Robert L. Baumgardner         Executive Officer)


/s/ Peter McMullin            Director                        September 17, 1999
---------------------------
Peter McMullin


/s/ Richard C. Hunter         Director                        September 17, 1999
---------------------------
Richard C. Hunter


/s/ Alex J. Nobile            Director                        September 17, 1999
---------------------------
Alex J. Nobile


/s/ Melanie L. Sturm          Director                        September 17, 1999
---------------------------
Melanie L. Sturm


/s/ Kenneth W. Watson         Director                        September 17, 1999
---------------------------
Kenneth W. Watson


/s/ Patrick J. Hopper         Chief Financial Officer,        September 17, 1999
---------------------------   Executive Vice President and
Patrick J. Hopper             Treasurer (Principal Financial
                              and Accounting Officer)