Form 10-K/A
period 1999-05-29
LITTLE SWITZERLAND INC/DE
filed 1999-09-27
CIK 875523

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 10, 1999, 8,627,209 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $.484375 per share for the registrant's Common Stock, as reported on the NASDAQ National Market System as of September 10, 1999, was $2,929,407.

================================================================================

    The undersigned Little Switzerland, Inc. (the "Company") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the period ended May 29, 1999 ("Fiscal 1999") as set forth in the pages attached hereto:

Part III, Item 10    Directors and Executive Officers of the Company

Part III, Item 11    Executive Compensation

Part III, Item 12    Security Ownership of Certain Beneficial Owners and
                     Management

Part III, Item 13    Certain Relationships and Related Transactions

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

    The Board of Directors of the Company currently consists of six members, and is divided into three classes, with two Directors in each of classes I, II and
III. Directors serve for three-year terms, with one class of Directors being elected by the Company's stockholders at each annual meeting.

    Set forth below is certain information regarding the Directors of the Company as of September 10, 1999, based on information furnished by them to the Company.

Name                                 Age              Director Since
----                                 ---              --------------

Class I-Term Expires 2001

Robert L. Baumgardner........         52                    1999
Alex J. Nobile...............         47                    1999

Class II-Term Expires 1999

Peter R. McMullin............         56                    1999
Kenneth W. Watson............         55                    1991

Class III-Term Expires 2000

Richard C. Hunter............         54                    1999
Melanie L. Sturm.............         37                    1999

    The principal occupation and business experience during at least the last five years for each Director of the Company is set forth below.

    Mr. Baumgardner joined the Company as its Chief Executive Officer and President effective as of August 17, 1999. Mr. Baumgardner was Senior Vice President of Zale Corporation's Bailey Banks and Biddle Division in Dallas from September 1998 to August 1999. Prior to his tenure with Zale Corporation, Mr. Baumgardner held senior management positions with Mayors of Coral Gables, Florida from May 1994 to September 1998, and with Tiffany of New York from May 1987 to June 1994. Mr. Baumgardner began his retail career in 1971 at Bailey Banks and Biddle, as Vice President of Stores.

    Mr. Hunter was the Senior Vice President for International Operations & Development of Williams Sonoma, Inc. from November 1996 to April 1999. From March 1996 to October 1996, Mr. Hunter was the President of RCI Consulting, Inc., from January 1995 to February 1996 he was the Executive Vice President of DFS Group Limited and from June 1992 to December 1994 he was the President of DFS North America Division of DF Group Limited.

    Mr. McMullin is the co-founder of Southeast Research Partners, Inc. ("Southeast") and has been an Executive Vice President and a managing director of Southeast since its inception in June 1990. Since 1997, Mr. McMullin has been the Executive Vice President, Chief Investment Officer and a director of Research Partner International, a company that provides institutional research, investment banking, securities brokerage and trading services through its principal subsidiaries. Prior to being nominated as a director of the Company, Mr. McMullin followed and wrote about the Company since its initial public offering in 1991. Southeast has been and will continue to be a market maker for the Company's Common Stock.

    Mr. Nobile has been an attorney and investment professional with Berkeley International Capital Corporation, the venture capital arm of London Pacific Group Limited, a diversified international financial services firm, since January 1997. Prior to joining Berkeley International Capital Corporation, Mr. Nobile was Executive Vice President, General Counsel and Corporate Secretary for Gruen Marketing Corporation ("Gruen") from 1991 to 1996. Mr. Nobile joined Gruen after serving as Senior Vice President, Corporate Counsel and Secretary at Gruen's predecessor, Jewelcor Inc. from 1978 to 1991.

    Ms. Sturm is a private equity investor and serves on the Board of Directors of FirstWorld Communications, an internet solutions and telecommunications provider, and MD Network, a healthcare company, each based in Denver, Colorado. From 1990 to 1996, Ms. Sturm served as an Investment Officer at International Finance Corporation, the private sector affiliate of the World Bank, where she specialized in project finance. From 1984 to 1989, Ms. Sturm specialized in mergers and acquisitions at Morgan Stanley and Drexel Burnham Lambert. Ms. Sturm holds a B.A. degree in Economics from Tufts University and a MBA from INSEAD in Fontamebleu, France.

    Mr. Watson was the Acting Chief Executive Officer of the Company from April 7, 1999 until his resignation effective August 17, 1999. Mr. Watson also served as Chief Executive Officer and President of the Company from January 1994 to October 1994. Mr. Watson is currently serving as the Chief Operating Officer of CyberSettle.com, an internet dispute resolution company, with which he has been associated since March of 1999. From October 1996 to March 1999, Mr. Watson served as Vice President-Consumer Marketing of the New York Times Magazine Group, a subsidiary of the New York Times Company. Mr. Watson served as Executive Vice President of K-Mart Corporation from October 1994 through March 1996. Mr. Watson was President of Louis Vuitton Stores, Inc. from July 1992 to March 1993. Previously, he was Chairman and Chief Executive Officer of Gump's, a retailer of jewelry, art and gift items from September 1989 to June 1992 and President and Chief Executive Officer of Cartier, Inc. from 1985 to September 1989.

    Messrs. Hunter and McMullin and Ms. Sturm were nominated as Directors of the Company pursuant to the terms of the Settlement Agreement, dated as of February 23, 1999, among the Company, Donald L. Sturm, ValueVest Partners L.P., Seymour Holtzman, Jewelcor Management, Inc. and the other parties identified therein (the "Settlement Agreement"). In addition, pursuant to the terms of the Settlement Agreement, Mr. Watson was appointed as the Acting Chief Executive Officer of the Company effective as of April 7, 1999 until a successor was found. For a complete description of the terms of this Settlement Agreement see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 24, 1999, which is incorporated by reference herein.

Executive Officers

    The names and ages of all executive officers of the Company and the principal occupation and business experience during at least the last five years for each of the executive officers who are not Directors of the Company are set forth below as of September 10, 1999.

          Name                    Age              Position
          ----                    ---              --------

Robert L. Baumgardner........     52       President, Chief Executive Officer
                                           and Director

Patrick J. Hopper............     37       Chief Financial Officer, Vice
                                           President and Treasurer

William Canfield.............     52       Vice President of Store Operations

Michael M. Poole.............     56       Vice President and General
                                           Merchandise Manager

Raoul Mills..................     38       Vice President, Distribution

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

    Mr. Hopper joined the Company as its Vice President-Finance on June 7, 1999 and subsequently became the Chief Financial Officer, Vice President and Treasurer of the Company on July 3, 1999. Prior to joining the Company, Mr. Hopper was with Tesco PLC., serving as the Director of Central European Projects from January 1998 to January 1999, and as Chief Financial Officer of Tesco PLC for the Czech and Slovak Republic from April 1996 to January 1998. From January 1994 to April 1996, Mr. Hopper served as Director of Finance and Administration of K-Mart Corporation in the Czech and Slovak Republic.

    Mr. Mills has been Vice President of Distribution since December 1998. In that position, he has been responsible for streamlining the Company's logistics process. Mr. Mills joined the Company in February 1995 as Director of Distribution, and served as Divisional Vice President of Distribution from February 1997 to December 1998. Prior to joining the Company, Mr. Mills served as General Manager for Sea Chest Hardware, Inc.

    Mr. Poole has been the Vice President and General Merchandise Manager of the Company since August 1998. Mr. Poole was the Director of Licensing for Combine International Inc., a jewelry manufacturing company, from August 1996 to August 1998. From September 1991 to July 1996, Mr. Poole was the President of NXP, d/b/a Jewels at A.H. Riise, a retail jewelry store in St. Thomas, U.S.V.I.

    Each of the officers holds his respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Section

16(a) reports were required for those persons, the Company believes that during Fiscal 1999, Jewelcor Management, Inc., Seymour Holtzman, Steven Holtzman, Trust F/B/O A. Holtzman Garcia and Custodial Account F/B/O Chelsea Holtzman and ValueVest Partners L.P. and Donald L. Sturm inadvertently failed to timely file the requisite Section 16(a) reports. Each of these reporting persons may be deemed to beneficially own more than 10% of the Company's outstanding shares of Common Stock. See Item 12 "--Security Ownership of Certain Beneficial Owners and Management." The Company has been informed that such reports will be filed shortly. In addition, the Company believes that during Fiscal 1999 Mr. Mills inadvertently failed to timely file a Form 3 with respect to stock options owned by him. The Company has been informed that the report will be filed shortly. In addition, the Company believes that during Fiscal 1999 Ms. Dudley inadvertently failed to timely file a Form 4 with respect to a stock option grant on May 28, 1999 of 3,000 shares of the Company's Common Stock, and Messrs. Poole, McMullin and Hunter and Ms. Dudley inadvertently each failed to timely file a Form 3. Messrs. Poole, McMullin and Hunter and Ms. Dudley each subsequently filed the required forms.


ITEM 11.  EXECUTIVE COMPENSATION

    The following sections of this Form 10-K/A set forth and discuss the compensation paid or awarded during the last three years to (i) any individual who served as either the Company's Chief Executive Officer or Acting Chief Executive Officer during Fiscal 1999 and (ii) the three most highly compensated executive officers other than such individuals who were serving as executive officers at the end of Fiscal 1999 and who earned in excess of $100,000 during Fiscal 1999.

Summary Compensation Table

    The following table shows for the fiscal years ended May 31, 1997, May 30, 1998 and May 29, 1999 compensation paid by the Company to (i) any individual who served as either the Company's Chief Executive Officer or Acting Chief Executive Officer during Fiscal 1999 and (ii) the three most highly compensated executive officers who were serving as executive officers at the end of Fiscal 1999 and who earned in excess of $100,000 during Fiscal 1999.

                                 Annual compensation                         Long Term Compensation
                           -----------------------------     --------------------------------------------------
                                                                        Awards                      Payouts
                                                                ------------------------     ----------------------

                                                             Other Annual     Restricted      Securities    LTIP     All Other
                                       Salary    Bonus       Compensation    Stock Award(s)   Underlying   Payouts  Compensation
Name and Principal Position   Year      ($)       ($)            ($)             ($)          Options (#)    ($)        ($)
---------------------------   ----    --------  ---------    ------------   -------------   -------------  -------  -------------
John E. Toler, Jr...........   1999   $ 91,154   $  4,000(5)        -            -                 -         -      $ 43,833(12)
  President and Chief.......   1998   $300,000   $140,000      $4,000(6)         -                 -         -      $  6,688(13)(14)
  Executive Officer(1)......   1997   $300,000          -      $3,000(6)         -           300,000(7)      -      $  3,894(13)

C. William Carey............   1999   $211,347   $ 91,250           -            -           150,000(8)      -      $359,162(15)
  Acting Chief..............   1998          -          -           -            -                 -         -             -
  Executive Officer(2)......   1997          -          -           -            -                 -

Kenneth W. Watson...........   1999   $ 45,692          -           -            -                 -(9)      -      $ 60,750(16)
  Acting Chief..............   1998          -          -           -            -                 -         -             -
  Executive Officer(3 ).....   1997          -          -           -            -                 -

David J. Nace...............   1999   $140,000   $ 50,000           -            -            75,000(10)     -      $ 50,000(17)
  Chief Financial Officer...   1998          -          -           -            -                 -         -             -
  Executive Vice............   1997          -          -           -            -                 -         -
  President and Treasurer(4)

William Canfield............   1999   $181,446          -           -            -                 -         -      $  8,684(18)
  Vice President of.........   1998   $173,000   $ 28,000           -            -                 -         -      $  8,659(19)
  Store Operations..........   1997   $173,000          -           -            -                 -         -             -

Michael M. Poole............   1999   $100,731          -           -            -            50,000(11)     -             -
   Vice President and.......   1998          -          -           -            -                 -         -             -
   General Merchandise......   1997          -          -           -            -                 -         -             -
    Manager.................

__________________

(1) Mr. Toler resigned as the President and Chief Executive Officer of the Company effective August 31, 1998. Mr. Toler continued to serves as a Director of the Company until April 7, 1999.

(2) Mr. Carey assumed the role of Acting Chief Executive Officer of the Company effective September 1, 1998 and resigned as such effective April 7, 1999.

(3) Mr. Watson assumed the role of Acting Chief Executive Officer of the Company effective April 7, 1999 and resigned as such effective August 17, 1999. Mr. Watson is currently serving as a class II Director of the Company.

(4) Mr. Nace resigned as the Chief Financial Officer, Executive Vice President and Treasurer of the Company effective July 2, 1999.

(5) This amount represents a one-time stay bonus that Mr. Toler was awarded in connection with his resignation as President and Chief Executive Officer of the Company.

(6) These amounts represent the cost to the Company for one year of certain automobile allowances.

(7) In connection with his appointment as President and Chief Executive Officer of the Company, the Company granted Mr. Toler an option to purchase 300,000 shares of the Company's Common Stock pursuant to the Little Switzerland, Inc. 1991 Stock Option Plan (the "1991 Option Plan"). Pursuant to the terms of the Letter Agreement between the Company and Mr. Toler, in connection with Mr. Toler's resignation, this option will expire on September 1, 2000.

(8) In connection with his appointment as Acting Chief Executive Officer of the Company, the Company granted Mr. Carey an option to purchase 150,000 shares of the Company's Common Stock outside of the 1991 Option Plan as an inducement for him entering into such employment agreement. Pursuant to the terms of the Stock Option Agreement between the Company and Mr. Carey, in connection with Mr. Carey's resignation, this option will expire on April 7, 2001.

(9) In connection with his directorship, since 1991, the Company has granted Mr. Watson options to purchase an aggregate of 20,000 shares of the Company's Common Stock pursuant to the 1992 Non-Employee Directors' Nonqualified Stock Option Plan (the "1992 Option Plan") and an option to purchase 10,000 shares of the Company's Common Stock pursuant to the 1991 Option Plan.

(10) In connection with his appointment as Chief Financial Officer, Executive Vice President and Treasurer of the Company, the Company granted Mr. Nace an option to purchase 75,000 shares of the Company's Common Stock pursuant to the 1991 Option Plan. Pursuant to the terms of the Stock Option Agreement between the Company and Mr. Nace, due to Mr. Nace's resignation, this option will expire on September 30, 1999.

(11) In connection with his appointment as Vice President and General Merchandise Manager of the Company, the Company granted Mr. Poole an option to purchase 50,000 shares of the Company's Common Stock outside of the 1991 Option Plan as an inducement for him entering into his employment agreement with the Company.

(12) This amount includes $19,833 Mr. Toler received in connection with his resignation as President and Chief Executive Officer for, among other things, moving expenses, attorney's fees and living expense. Also includes $24,000 Mr. Toler received as compensation for his duties as a Director of the Company while not also employed as President and Chief Executive Officer during Fiscal 1999.

(13) Effective June 1, 1996, the Company replaced its tax-qualified discretionary contribution retirement plan (the "Retirement Plan") with a 401(k) Plan under which the Company matches each employee's contribution up to 3% of compensation. In fiscal 1998, the Company contributed $2,423 to the individual account maintained on behalf of Mr. Toler pursuant to the 401(k) Plan. In fiscal 1997, the Company contributed $3,894 to an individual account maintained on behalf of Mr. Toler pursuant to the 401(k) Plan.

(14) This amount includes $4,265 in insurance premiums paid by the Company with respect to term life insurance for the benefit of Mr. Toler.

(15) This amount includes $21,138 reimbursed by the Company for the payment of taxes, $30,357 reimbursed by the Company for living expenses, one month severance of $29,167, consulting fees of $180,000 in connection with the New Consulting Agreement (as defined below) and $50,000 in connection with the CWC Consulting Agreement (as defined below), $37,500 in lieu of the three-month notification necessary pursuant to the CWC Consulting Agreement to terminate such agreement and $11,000 as compensation for his duties as a Director of the Company while not employed as Acting Chief Executive Officer during Fiscal 1999.

(16) This amount reflects compensation received by Mr. Watson for his duties as a Director of the Company while not also employed as Acting Chief Executive Officer during Fiscal 1999.

(17) This amount reflects $50,000 reimbursed by the Company for moving expenses.

(18) This amount represents $1,017 in insurance premiums paid by the Company with respect to term life insurance for the benefit of Mr. Canfield and $7,667 in insurance premiums paid by the Company with respect to whole life insurance for the benefit of Mr. Canfield.

(19) This amount represents $1,092 in insurance premiums paid by the Company with respect to term life insurance for the benefit of Mr. Canfield and $7,567 in remainder of premiums paid by the Company due to Mr. Canfield's interest in the cash surrender value under one such insurance policy.

Option Grants in Last Fiscal Year

    The following table sets forth the number of shares underlying stock options granted during Fiscal 1999 to any person who acted as the Chief Executive Officer or Acting Chief Executive Officer of the Company and each other executive officer named in the Summary Compensation Table and certain other information regarding such stock options.

                                            Individual Grants
                       ------------------------------------------------------
                                                                                                              Alternative
                       Number of        Percent of                                Realizable Value            To (f) and
                       Securities       Total                                     At Assumed Annual           (g) : Grant
                       Underlying       Options/                                    Rates Of Stock            Date Value
                                                                                                              -----------
                         Option        SARs Granted   Exercise                    Price Appreciation
                         /SARs         To Employees   Or Base                       for Option Term           Grant Date
                                                                                  --------------------
                        Granted         In Fiscal      Price      Expiration                                    Present
Name                      (#)              Year       ($/Sh)(1)     Date           5% ($)      10% ($)          Value $
----                   ----------      ------------   --------    -----------     -------      -------        ----------
John E. Toler, Jr....         -                -              -            -             -           -             -

C. William Carey.....   150,000(2)(5)         55%       $  2.25       4/7/01      $213,000     $538,500            -

Kenneth W. Watson....         -                -              -            -             -            -            -

David J. Nace........    75,000(3)(5)         27%       $  2.50      9/30/99      $117,500     $298,827            -

William K. Canfield..         -                -              -            -             -            -            -

Michael M. Poole.....    50,000(4)(5)         18%       $2.0625      8/25/08      $ 68,000     $172,000            -

_____________

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

(2) Granted outside the Company's 1991 Option Plan as an inducement to Mr. Carey entering into an employment agreement with the Company. Pursuant to the terms of the Stock Option Agreement between the Company and Mr. Carey, in connection with Mr. Carey's resignation, this option will expire on April 7, 2001.

(3) Pursuant to the terms of the Stock Option Agreement between the Company and Mr. Nace, due to Mr. Nace's resignation, this option will expire on September 30, 1999.

(4) Granted outside the Company's 1991 Option Plan as an inducement to Mr. Poole entering into an employment agreement with the Company.

(5) Upon the execution of the Settlement Agreement, all unvested Stock Options on the date of the execution of the Settlement Agreement automatically vested pursuant to the terms of either the 1991 Option Plan or the Stock Option Agreements with respect to options granted outside the 1991 Option Plan. As such, each of Messrs. Carey, Nace and Poole's stock options automatically vested on February 23, 1999.

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

    In order to align stockholder and Director interests, in 1992 the Board of Directors established the 1992 Non-Employee Directors' Nonqualified Stock Option Plan (the "1992 Option Plan"). Pursuant to the 1992 Option Plan, each eligible non-employee Director automatically receives an option to purchase 3,000 shares of Common Stock on the last day of the Company's fiscal year. All options granted pursuant to the 1992 Option Plan vest and are immediately exercisable upon grant. All options granted under the 1992 Option Plan have an exercise price equal to 100% of the fair market value of a share of Common Stock on the grant date. On May 29, 1999, the then eligible non-employee Directors of the Company each received an option to purchase 3,000 shares of Common Stock at an exercise price of $.84375 per share, the fair market value of the Common Stock on May 28, 1999.

    For a description of the employment and consulting arrangements with Mr. Carey during Fiscal 1999, see "--Compensation Committee Interlocks and Insider Participation."

    For a description of the employment arrangements with Mr. Watson during Fiscal 1999, see "--Employment Contracts, Termination of Employment."

Report of the Compensation Committee of the Board of Directors on Executive Compensation

    During certain portions of Fiscal 1999, the Compensation Committee of the Board of Directors of the Company consisted of the following Directors: Timothy
B. Donaldson, Ilene B. Jacobs, C. William Carey, Melanie L. Sturm, Peter R. McMullin and Adriane J. Dudley. During Fiscal 1999, other than Mr. Carey who served as Acting Chief Executive Officer of the Company from September 1998 to April 1999, all of the members of the Compensation Committee were outside Directors. The current members of the Compensation Committee are Ms. Sturm and Mr. McMullin.

    Ms. Jacobs resigned as a member of the Board of Directors effective September 14, 1998 and, on such date, the Compensation Committee was reconstituted with Messrs. Carey and Donaldson. In connection with the settlement of the proxy contest with Donald L. Sturm and Seymour Holtzman, Mr. Donaldson resigned as a member of the Board of Directors and the Compensation Committee effective April 7, 1999, and Mr. Carey did not stand for re-election at the Annual Meeting of Stockholders held on April 7, 1999. Thereafter, Mr. McMullin and Messes. Sturm and Dudley were appointed to the Compensation Committee on April 7, 1999. Ms. Dudley resigned as a member of the Board of Directors and of the Compensation Committee effective June 4, 1999 and, on such date the Compensation Committee was reconstituted with Ms. Sturm and Mr. McMullin.

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

    Base salaries for executive officers are targeted according to the salaries of employees holding similar offices and having similar responsibilities within the local retail industry. The Compensation Committee also considers the relative cost of living within the United States Virgin Islands. Annual salary adjustments for executive officers are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive officer and any change in the responsibilities assumed by the executive officer. Salary adjustments, if any, are normally determined and made on an annual basis. The base salary and salary adjustments for John E. Toler, Jr., President and Chief Executive Officer of the Company during a portion of Fiscal 1999, were established pursuant to his employment agreement, as described below under "-- Employment Contracts, Termination of Employment." See "--Compensation of John E. Toler, Jr., Former Chief Executive Officer" below. The base salary and salary adjustments for C. William Carey, Acting Chief Executive Officer of the Company during a portion of Fiscal 1999, were established pursuant to his employment agreement, as described below under "--Employment Contracts, Termination of Employment." See "--Compensation of C. William Carey, Former Acting Executive Officer" below. The base salary for Kenneth W. Watson, Acting Chief Executive Officer of the Company during a portion of Fiscal 1999, were established pursuant to the terms of his employment arrangement, as described below under "--Employment Contracts, Termination of Employment." See "--Compensation of Kenneth W. Watson, Former Acting Chief Executive Officer" below. The terms of employment of William K. Canfield, Vice President of Store Operations, Michael
M. Poole, Vice President and General Merchandise Manager, Raoul Mills, Vice President of Distribution and David J. Nace, the Chief Financial Officer, Executive Vice President and Treasurer of the Company as of the end of Fiscal 1999, were determined by the Compensation Committee and approved by the Board of Directors.

    Cash bonuses paid to executive officers generally are earned primarily through the achievement of financial goals relative to each officer's responsibilities. Such financial goals include targeted sales and profit levels, earnings before interest and taxes ratios, selling, general and administrative expense ratios, return on assets, inventory shrinkage and inventory turns. Cash bonuses may also be paid to executive officers in accordance with the terms of their employment agreements. Bonuses payable pursuant to such agreements generally are earned through the achievement of the financial goals similar to those discussed above and may also be awarded for executive retention purposes in the sole discretion of the Compensation Committee. Pursuant to their respective employment contracts, Messrs. Nace, Poole, Canfield and Mills were each eligible to earn a bonus of up to 25% of their respective base salaries for Fiscal 1999. In addition, Mr. Toler was eligible to earn a bonus of up to 45.83% of his base salary for Fiscal 1999 and Mr. Carey was eligible to earn a bonus of up to a maximum of $50,000 per quarter for Fiscal 1999. See "--Compensation of John E. Toler, Jr., Former Chief Executive Officer," "--Compensation of C. William Carey, Former Acting Chief Executive Officer" and "--Employment Contracts, Termination of Employment" below. Mr. Watson was not entitled to receive a bonus for his services rendered as Acting Chief Executive Officer of the Company during Fiscal 1999. Occasionally, cash bonuses are paid to executive officers for the performance of services to the Company outside the scope of their offices, as determined by the Compensation Committee of the Board of Directors of the Company.

    Stock options are designed to attract and retain executives who can make significant contributions to the Company's success; reward executives for such significant contributions; and give executives a longer-term incentive to increase shareholder value. In determining whether to grant stock options to executive officers, the Compensation Committee evaluates each officer's performance by examining criteria similar to that involved in fixing cash bonuses (but without any specific performance measures) and awards reflect individual performance reviews. The Compensation Committee also may grant stock options for executive retention purposes, taking into account, among other things, general industry practice. Stock options typically vest over three to five years in order to encourage outstanding performance over the long-term. Historically, stock options generally have been granted with a ten-year term and an exercise price equal to 100% of the fair market value of the Common Stock on the grant date. Upon the execution of the Merger, dated as of February 4, 1998, with Destination Retail Holdings Corporation ("DRHC") and certain of its affiliates (the "Merger Agreement"), all unvested stock options on the date of the execution of the Merger Agreement automatically vested pursuant to the terms of the 1991 Option Plan. Upon the execution of the Settlement Agreement, all unvested stock options on the date of the execution of the Settlement Agreement automatically vested pursuant to the terms of either the 1991 Option Plan or the Stock Option Agreements with respect to options granted outside of the 1991 Option Plan.

Compensation of John E. Toler, Jr., Former Chief Executive Officer

    The base salary for Mr. Toler, the Company's President and Chief Executive Officer during a portion of Fiscal 1999, was established by Mr. Toler's employment agreement (the "Toler Employment Agreement"). For a complete description see "--Employment Contracts, Termination of Employment." In connection with his resignation, the Company entered into a Letter Agreement, dated August 14, 1998 (the "Toler Letter Agreement"), pursuant to which Mr. Toler received an aggregate amount equal to $19,883 as payment for certain fees and expenses upon his resignation as President and Chief Executive Officer of the Company. In addition, pursuant to the Toler Letter Agreement, Mr. Toler received a one time stay bonus equal to $4,000 and is entitled to purchase any and all of the Company's merchandise, at the Company's cost, up to a maximum aggregate amount equal to $20,000 until August 31, 1999. See "--Employment Contracts, Termination of Employment" below. Additionally, pursuant to the terms of Mr. Toler's employment agreement, on November 1, 1995, the Company granted Mr. Toler an option to purchase 300,000 shares of the Company's Common Stock at $3.50 per share pursuant to the 1991 Option Plan. This option automatically vested upon the execution of the Merger Agreement with DRHC pursuant to the terms of the 1991 Option Plan. In connection with his resignation, the Board of Directors amended his option agreement so that he may exercise the option after the termination of his employment with the Company at any time prior to September 1, 2000, upon which date the option shall expire.

Compensation of C. William Carey, Former Acting Chief Executive Officer

    The base salary for Mr. Carey, Acting Chief Executive Officer of the Company during a portion of Fiscal 1999, was established by Mr. Carey's Employment Agreement, dated September 1, 1998 (the "CWC Employment Agreement"). For a complete description see "--Employment Contracts, Termination of Employment." In connection with his resignation, the Company entered in to a Severance Agreement, dated February 23, 1999 (the "CWC Severance Agreement") pursuant to which Mr. Carey received an aggregate amount equal to $29,167 in base salary on the effective date of his resignation as Acting Chief Executive Officer of the Company. In addition, pursuant to the terms of the CWC Severance Agreement, Mr. Carey (i) received $50,000 as a bonus for the Company's third quarter of Fiscal 1999, (ii) is entitled to purchase any and all of the Company's merchandise, at the Company's cost, for his personal use until

March 17, 2002, (iii) will be reimbursed for the premiums associated with continuation of medical coverage under COBRA and (iv) was reimbursed for the legal expenses he incurred in connection with the negotiation of the CWC Severance Agreement. In connection with his appointment as the Acting Chief Executive Officer of the Company, the Company granted Mr. Carey an option to purchase 150,000 shares of the Company's Common Stock at $2.25 per share outside of the 1991 Option Plan as an inducement to Mr. Carey entering into his employment agreement with the Company. Pursuant to the terms of Mr. Carey's Stock Option Agreement, this option automatically vested as a result of the execution of the Settlement Agreement. In connection with his resignation and pursuant to the terms of the Stock Option Agreement, Mr. Carey may exercise this option until April 7, 2001.

Compensation of Kenneth W. Watson, Former Acting Chief Executive Officer

    The base salary for Mr. Watson, Acting Chief Executive Officer of the Company during a portion of Fiscal 1999, was established by terms set forth in Schedule C of the Settlement Agreement. Mr. Watson received a monthly salary of $30,000 per month. In addition, Mr. Watson received reimbursement for all reasonable living expenses. Mr. Watson was not entitled to receive a bonus for his services rendered as Acting Chief Executive Officer of the Company.

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

    The report of the Compensation Committee of the Board of Directors on executive compensation is made by each of the current members of the Compensation Committee listed below:

          /s/ Melanie L. Sturm      /s/ Peter R. McMullin

Compensation Committee Interlocks and Insider Participation

    Mr. Carey served as a member of the Compensation Committee of the Board of Directors of the Company during a portion of Fiscal 1999. Mr. Carey also served as the Chairman of the Board of Directors of the Company until September 1, 1998 and, on such date, became the Acting Chief Executive Officer of the Company. Mr. Carey resigned as the Acting Chief Executive Officer of the Company effective as of April 7, 1999 and did not stand for re-election as a Director of the Company at the Annual Meeting of Stockholders held on April 7, 1999.

    On June 2, 1996, Mr. Carey entered into a consulting agreement with the Company (the "CWC Consulting Agreement"). Pursuant to the CWC Consulting Agreement, Mr. Carey provided consulting services to the Company, including, without limitation, advice with respect to business and product planning, marketing strategy, leasing and new store development and executive recruitment, in exchange for a consulting fee at the annual rate of $150,000, payable in monthly installments. In addition, Mr. Carey was entitled to receive reimbursement for all reasonable expenses incurred by him on behalf of the Company in connection with the performance of his obligations thereunder. In connection with his position as Acting Chief Executive Officer of the Company, the Company terminated the CWC Consulting

Agreement effective September 1, 1998. Mr. Carey received $37,500 in lieu of the three-month notification necessary pursuant to the CWC Consulting Agreement to terminate such agreement.

    On September 1, 1998, the Company entered into an employment agreement with Mr. Carey with respect to his position as Acting Executive Officer and President of the Company. In connection with his resignation as Acting Chief Executive Officer, the Company entered into a severance agreement with Mr. Carey. For a description of certain terms of such agreements, see "--Employment Agreements, Termination of Employment."

    In connection with his resignation as Acting Chief Executive Officer, effective April 7, 1999, the Company entered into a new consulting agreement with Mr. Carey (the "New Consulting Agreement"), which expires on October 7, 1999. Pursuant to this New Consulting Agreement, Mr. Carey agreed to provide consulting services to the Company similar to those he provided under the CWC Consulting Agreement in exchange for a consulting fee equal to an aggregate of $180,000, which was paid on April 7, 1999. Mr. Carey also is entitled to receive reimbursement for all reasonable expenses incurred by him on behalf of the Company in connection with such consulting services.

    On February 23, 1999, the Company entered into an amended and restated success fee agreement with Mr. Carey, which expires on January 15, 2000. Pursuant to the terms of this agreement, under certain circumstances, Mr. Carey will be entitled to receive a fee upon the successful completion of certain transactions involving the Company. For a more detailed description of this agreement, see Item 13 "Certain Relationships and Related Transactions."

    The other members of the Compensation Committee of the Board of Directors of the Company during portions of Fiscal 1999 were Timothy B. Donaldson, Ilene B. Jacobs, Melanie L. Sturm, Peter R. McMullin and Adriane Dudley. Messes. Jacobs and Dudley and Mr. Donaldson each resigned as a member of the Board of Directors and the Compensation Committee of the Board of Directors effective September 14, 1998, June 4, 1999 and April 7, 1999, respectively. During Fiscal 1999, the Company retained and continues to retain, Dudley, Clark & Chan, of which Ms. Dudley is the senior partner, as its local law firm in St. Thomas, U.S.V.I. Messrs. Donaldson and McMullin, and Messes. Jacobs and Sturm have never been officers or employees of the Company and have never had any other reportable relationship with the Company other than through his/her position as a Director of the Company.

Shareholder Return Performance Graph

    Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the total return of companies within the NASDAQ stock market and the companies within the NASDAQ Retail Trade Stocks Index prepared by the Center for Research in Security Prices at The University of Chicago Graduate School of Business. The calculation of total cumulative return assumes a $100 investment in the Company's Common Stock, the NASDAQ stock market and the NASDAQ Retail Stocks Index on May 31, 1994.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                             PERFORMANCE REPORT FOR
                            LITTLE SWITZERLAND, INC.

Prepared by the Center for Research in Security Prices
Produced on 9/10/99 including data to 5/28/99

Company Index:  CUSIP     Ticker    Class     Sic       Exchange

                53752810  LSVI                5940      NASDAQ

                Fiscal Year-End is 5/31/99

Market Index:   Nasdaq Stock Market (US Companies)

Peer Index:     Nasdaq Retail Trade Stocks
                SIC 5200-5599, 5700-5799, 5900-5999 US & Foreign


                   Company           Market            Peer
   Date             Index            Index             Index
   ----             -----            -----             -----

05/31/1994         100.000          100.000          100.000
06/30/1994          96.154           96.344           97.994
07/29/1994          96.154           98.323           98.155
08/31/1994         100.000          104.588          105.527
09/30/1994         100.000          104.322          107.134
10/31/1994          82.692          106.356          108.440
11/30/1994          82.692          102.832          104.323
12/30/1994          80.769          103.111          101.277
01/31/1995          63.462          103.704           97.722
02/28/1995          80.769          109.186           99.738
03/31/1995          76.923          112.427          100.172
04/28/1995          69.231          115.968           99.625
05/31/1995          73.077          118.968          101.991
06/30/1995          67.308          128.602          110.340
07/31/1995          65.385          138.046          116.333
08/31/1995          92.308          140.849          116.007
09/29/1995          61.538          144.091          118.116
10/31/1995          57.692          143.261          116.025
11/30/1995          59.615          146.622          115.407
12/29/1995          59.615          145.846          111.551
01/31/1996          63.462          146.576          110.417
02/29/1996          63.462          152.163          117.715
03/29/1996          61.538          152.674          125.443
04/30/1996          89.423          165.322          136.781
05/31/1996          90.385          172.907          140.013
06/28/1996          80.769          165.113          134.080
07/31/1996          70.192          150.415          125.870
08/30/1996          67.308          158.851          134.791
09/30/1996          66.346          170.994          141.553
10/31/1996          75.000          169.101          135.709
11/29/1996          70.192          179.593          139.044
12/31/1996          70.192          179.443          132.982
01/31/1997          75.962          192.177          135.814
02/28/1997          73.077          181.547          131.140
03/31/1997          69.231          169.710          126.508
04/30/1997          75.962          174.995          122.291
05/30/1997          88.462          194.818          135.128
06/30/1997          92.308          200.806          142.919
07/31/1997         108.654          221.966          149.383
08/29/1997         109.615          221.634          151.945
09/30/1997         101.923          234.775          162.023
10/31/1997         100.000          222.545          153.251
11/28/1997         102.885          223.730          156.715
12/31/1997         108.654          219.881          156.241
01/30/1998         114.423          226.839          158.470
02/27/1998         118.750          248.171          172.880
03/31/1998         118.269          257.327          187.514
04/30/1998         123.077          261.661          187.780
05/29/1998          85.577          247.137          180.890
06/30/1998          69.231          264.398          191.416
07/31/1998          50.962          261.295          177.909
08/31/1998          36.538          209.704          131.439
09/30/1998          50.000          238.814          138.790
10/30/1998          47.115          249.137          154.215
11/30/1998          39.423          274.291          176.360
12/31/1998          35.577          309.836          189.985
01/29/1999          34.615          354.760          193.764
02/26/1999          30.769          322.982          178.816
03/31/1999          29.808          346.230          189.524
04/30/1999          14.423          355.415          192.769
05/28/1999          12.981          347.115          183.262

Employment Contracts, Termination of Employment

    The following is a description of the employment arrangements with the persons who were officers of the Company during portions of Fiscal 1999, but who are no longer officers of the Company.

    On November 1, 1995, Mr. Toler entered into the Toler Employment Agreement with the Company, pursuant to which Mr. Toler was to serve as President and Chief Executive Officer of the Company for a five-year term. Mr. Toler resigned as Chief Executive Officer and President of the Company effective August 31, 1998. Under the Toler Employment Agreement, Mr. Toler received a base salary of $300,000 over each twelve-month period employed. The Toler Employment Agreement did not provide for any adjustment of base salary over the term. Pursuant to the Toler Employment Agreement, Mr. Toler was entitled to receive a bonus if certain performance criteria were satisfied, ranging from 33.33% of base salary for fiscal 1996 to 50% of base salary for Fiscal 1999 and each fiscal year thereafter. In the event the Company terminated Mr. Toler's employment without cause, Mr. Toler was entitled to receive the salary plus the pro rata share of any cash bonus he would have received if he had continued his employment for 18 months following the date of such termination. Mr. Toler was subject to certain non-competition provisions during the term of his employment and, in certain circumstances, for a period of 18 months subsequent to his leaving the Company. On August 14, 1998, Mr. Toler entered into the Toler Letter Agreement with the Company, pursuant to which Mr. Toler received an aggregate amount equal to $19,883 as payment for certain fees and expenses upon his resignation as President and Chief Executive Officer of the Company. In addition, pursuant to the Toler Letter Agreement, Mr. Toler received a one time stay bonus equal to $4,000 and is entitled to purchase any and all of the Company's merchandise, at the Company's cost, up to a maximum aggregate amount equal to $20,000 until August 31, 1999. For a description of the options granted to Mr. Toler see "-- Report of the Compensation Committee of the Board of Directors on Executive Compensation--Compensation of John E. Toler, Jr., Former Chief Executive Officer."

    Mr. Carey entered into the CWC Employment Agreement with the Company effective as of September 1, 1998. Under the terms of the CWC Employment Agreement, Mr. Carey was to serve as Acting Chief Executive Officer and President of the Company for a one-year term, or until such time as a successor Chief Executive Officer and President of the Company commenced employment. Mr. Carey was to receive a base salary of $350,000 over the twelve-month period employed, but such amount was not subject to adjustment over the term. In addition, Mr. Carey was entitled to receive a minimum of six months' salary if the Company employed him for more than three months of the term of the employment (minus the amount of base salary actually paid to Mr. Carey). Upon the achievement of certain performance and other criteria, Mr. Carey was entitled to receive up to a maximum of $50,000 per quarter (and up to 100% of such amount for each quarter or part thereof worked) as a quarterly bonus. The Board of Directors authorized a payment of $41,250 to Mr. Carey as a bonus for the second quarter of Fiscal 1999. Mr. Carey also received payment for certain expenses, including living expenses, relocation expenses and travel related expenses. Mr. Carey was subject to certain non-competition provisions during the term of this employment. Additionally, on September 1, 1998, the Company granted Mr. Carey an option to purchase 150,000 shares of the Company's Common Stock at $2.25 per share. The Company granted this option outside of the 1991 Option Plan.

    Mr. Carey resigned as the Acting Chief Executive Officer of the Company effective April 7, 1999. In connection with his resignation, on February 23, 1999, Mr. Carey entered into the CWC Severance Agreement with the Company. Pursuant to the terms of the CWC Severance Agreement, Mr. Carey received an aggregate amount equal to $29,167 in base salary on the effective date of his resignation as Acting Chief Executive Officer of the Company. In addition, pursuant to the terms of the CWC Severance Agreement, Mr. Carey (i) received $50,000 as a bonus for the Company's third quarter of Fiscal 1999, (ii) is entitled to purchase any and all of the Company's merchandise, at the Company's cost, for his personal use until March 17, 2002, (iii) will be reimbursed for the premiums associated with continuation of medical coverage under COBRA and (iv) was reimbursed for the legal expenses he incurred in connection with the negotiation of the CWC Severance Agreement. Pursuant to the terms of his Stock Option Agreement, the option granted to Mr. Carey in connection with his appointment as the Acting Chief Executive Officer of the Company automatically vested as a result of the execution of the Settlement Agreement and is exercisable until April 7, 2001.

    Mr. Watson was appointed as the Acting Chief Executive Officer of the Company effective as of April 7, 1999 and resigned on August 17, 1999. Mr. Watson served as the Acting Chief Executive Officer of the Company from month to month until a successor President and Chief Executive Officer of the Company commenced employment. Mr. Watson received a salary equal to $30,000 per month for each month employed, but such amount was not subject to adjustment over the term. Mr. Watson also received reimbursement of his reasonable living expenses during his term as Acting Chief Executive Officer.

    Mr. Nace entered into an employment agreement with the Company (the "Nace Employment Agreement") effective as of September 10, 1998 pursuant to which Mr. Nace was to serve as the Chief Financial Officer, Executive Vice President and Treasurer of the Company for a two-year term. Mr. Nace resigned as such effective July 2, 1999. Mr. Nace received a base salary of $200,000 over each twelve-month period employed, but such amount was not subject to adjustment over the term. Upon achievement of certain performance criteria, Mr. Nace was entitled to receive a bonus in an amount of up to 25% of his base salary in each year. Mr. Nace's employment could have been terminated immediately by the Company with "cause" (as defined in the Nace Employment Agreement). If Mr. Nace's employment was terminated by the Company due to his disability, without cause or within one year from the date of a change of control of the Company, then he was entitled to receive, on the date of such termination, a lump sum payment equal to twelve months of base salary plus the pro rata share of any accrued and unpaid cash bonus Mr. Nace earned prior to his termination. Mr. Nace was subject to certain non-competition provisions during the term of his employment. Additionally, on September 10, 1998, the Company granted Mr. Nace an option to purchase 75,000 shares of the Company's Common Stock at $2.50 per share pursuant to the 1991 Option Plan. Due to his resignation, pursuant to the terms of the 1991 Option Plan, this option expires on September 30, 1999.

    The following is a description of the employment arrangements of the current executive officers of the Company.

    Mr. Baumgardner entered into an employment agreement with the Company (the "Baumgardner Employment Agreement") effective as of August 17, 1999. Under the terms of the Baumgardner Employment Agreement, Mr. Baumgardner will serve as the President and Chief Executive Officer of the Company for a two-year term. Mr. Baumgardner receives a base salary of $200,000 over each twelve-month period employed, but such amount will not be subject to adjustment over the term. Upon achievement of certain performance criteria Mr. Baumgardner will be entitled to receive a bonus in an amount of up to 75% of his base salary in each year. In addition, Mr. Baumgardner received a special bonus upon inception of employment in an aggregate amount equal to $125,000, payable in twelve monthly installments commencing on September 1, 1999. Mr. Baumgardner's employment may be terminated immediately by the Company for "cause" (as defined in the Baumgardner Employment Agreement). If Mr. Baumgardner's employment is terminated by the Company without cause, then he is entitled to receive a lump sum payment equal to twelve months of base salary, plus any accrued but unpaid annual bonus which he has earned. If, within one year from the date of a Change of Control (as defined in the Baumgardner Employment Agreement), Mr. Baumgardner's employment is terminated by the Company or its successor entity for any reason other than death, cause or disability, then he is entitled to receive a lump sum payment equal to (a) the number of months of base salary remaining in the term of employment in the event such termination occurs on or prior to August 17, 2000 or (b) twelve months of base salary in the event such termination occurs after August 18, 2000, whichever is applicable. Mr. Baumgardner will be subject to certain non-competition provisions during the term of his employment. Additionally, on August 17, 1999, the Company granted Mr. Baumgardner an option to purchase 350,000 shares of the Company's Common Stock at $.4375 per share. The Company granted this option outside the 1991 Option Plan as an inducement to Mr. Baumgardner entering into his employment agreement with the Company.

    Mr. Hopper entered into an employment agreement with the Company (the "Hopper Employment Agreement") effective as of June 7, 1999. Under the terms of the Hopper Employment Agreement, Mr. Hopper served as Vice President of Finance until July 2, 1999 and as Chief Financial Officer and Treasurer of the Company thereafter. Mr. Hopper is employed for a period of one year, but the Hopper Employment Agreement is automatically extended for periods of one year, unless either party elects not to extend the term. Mr. Hopper receives a base salary of $150,000 over each twelve-month period employed, but such amount will not be subject to adjustment over the term. Upon achievement of certain performance criteria, Mr. Hopper is entitled to receive a bonus in an amount of up to 25% of his base salary in each year. Mr. Hopper's employment may be terminated immediately by the Company for "cause" (as defined in the Hopper Employment Agreement). If Mr. Hopper's employment is terminated by the Company without cause or if a Terminating Event (as defined in the Hopper Employment Agreement) occurs within one year from the date of a change of control of the Company, then he will be entitled to receive, on the date of termination, among other things, a lump sum payment equal to (a) six months of Base Salary in the event such termination occurs on or prior to December 7, 1999; (b) seven months of Base Salary in the event such termination occurs after December 8, 1999 but on or prior to January 7, 2000; (c) eight months of Base Salary in the event such termination occurs after January 8, 2000 but on or prior to February 7, 2000;
(d) nine months of Base Salary in the event such termination occurs after February 8, 2000 but on or prior to March 7, 2000; (e) ten months of Base Salary in the event such termination occurs after March 8, 2000 but on or prior to April 7, 2000; (f) eleven months of Base Salary in the event such termination occurs after April 8, 2000 but on or prior to May 7, 2000; or (g) twelve months of Base Salary if such termination occurs after May 8, 2000, plus any accrued but unpaid annual bonus which he has earned prior to his termination. Additionally, on June 7, 1999, the Company granted Mr. Hopper an option to purchase 50,000 shares of the Company's Common Stock at $.6875 per share pursuant to the 1991 Option Plan.

    Mr. Poole entered into an employment agreement with the Company (the "Poole Employment Agreement") effective as of August 25, 1998. Under the terms of the Poole Employment Agreement, Mr. Poole will serve as Vice President and General Merchandise Manager of the Company for a two-year term. Mr. Poole receives a base salary of $135,000 over each twelve-month period employed, but such amount will not be subject to adjustment over the term. Upon achievement of certain performance criteria, Mr. Poole is entitled to receive a bonus in an amount of up to 25% of his base salary in each year. Mr. Poole's employment may be terminated immediately by the Company for "cause" (as defined in the Poole Employment Agreement). If Mr. Poole's employment is terminated by the Company without cause or within one year from the date of a change of control of the Company, then he will be entitled to receive, on the date of such termination, a lump sum payment equal to twelve months of base salary plus the pro rata share of any accrued and unpaid cash bonus Mr. Poole earned prior to his termination. Additionally, on August 25, 1998, the Company granted Mr. Poole an option to purchase 50,000 shares of the Company's Common Stock at $2.0625 per share. The Company granted this option outside of the 1991 Option Plan as an inducement to enter into his employment agreement. This option automatically vested upon the execution of the Settlement Agreement pursuant to the terms of his Stock Option Agreement.

    On June 16, 1994, Mr. Canfield entered into an employment agreement with the Company (the "Canfield Employment Agreement"), pursuant to which Mr. Canfield serves as the Vice President of Store Operations of the Company for a five-year term. On November 13, 1998, Mr. Canfield entered into an amendment to the Canfield Employment Agreement that, in part, extends the term of his employment until

June 15, 2000. Under the Canfield Employment Agreement, Mr. Canfield receives a base salary ranging from $157,000 over the twelve-month period ended on June 15, 1996 to $182,000 over the twelve-month period ending on June 15, 2000, and upon the achievement of certain performance criteria, a bonus in an amount of up to 25% of his base salary in each year. Pursuant to the Canfield Employment Agreement, Mr. Canfield received a signing bonus equal to $50,000 on the date he became Vice President of Store Operations of the Company. In the event Mr. Canfield's employment is terminated by the Company due to his disability, for non-performance or without cause, Mr. Canfield is entitled to receive the salary he would have received had he continued his employment for 60 days, 90 days or 12 months, respectively, following the date of such termination. Pursuant to the amendment to the Canfield Employment Agreement, in the event that Mr. Canfield is terminated by the Company without cause within one year from the date of a change of control of the Company, Mr. Canfield will be entitled to receive, on the date of such termination, a lump sum payment equal to twelve months of base salary plus the pro rata share of any accrued and unpaid bonus which Mr. Canfield earned prior to his termination. Mr. Canfield is subject to certain non-competition provisions during the term of his employment and, in certain circumstances, for a period of up to one year subsequent to his leaving the Company.

    Mr. Mills entered into a Termination Subsequent of Change in Control Agreement (the "Mills Termination Agreement") effective as of October 1, 1998. Under the terms of the agreement, if Mr. Mills' employment is terminated by the Company pursuant to a Terminating Event (as defined in the Mills Termination Agreement) within one year from the date of a change of control of the Company, then as of the date of such Terminating Event he will be entitled to receive a lump sum payment equal to twelve (12) months base salary plus any accrued and unpaid annual bonus which he earned prior to his termination. While Mr. Mills has not entered into an employment agreement with the Company, he is entitled to receive a bonus in an amount up to 25% of his base salary in each year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table sets forth on the following page, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of September 10, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's Directors, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company's current executive officers and Directors as a group.

      Directors, Executive Officers              Shares Beneficially     Percent of
           and 5% Stockholders                       Owned(1)             Class(2)
           -------------------                       --------             -------
Jewelcor Management, Inc.                           1,402,000(3)            14.7%
Seymour Holtzman
Steven Holtzman
Trust F/B/O A. Holtzman Garcia
Custodial Account F/B/O Chelsea Holtzman
   100 N. Wilkes-Barre Boulevard
   Wilkes-Barre, PA 18702

ValueVest Partners L.P........................      1,177,400(4)            12.4%
  1 Sansome Street, 39 Floor,
  San Francisco, CA 94104
Donald L. Sturm
  3033 East First Avenue, Suite 200,
  Denver, CO 80206

Franklin Advisory Services, Inc...............        813,000(5)             8.5%
  One Parker Plaza, 16th Floor
  Fort Lee, NJ 07024
Franklin Resources
Charles B. Johnson
Rupert H. Johnson, Jr.
  77 Mariners Island Boulevard
  San Mateo, CA 94404

C. William Carey..............................        665,000(6)             6.9%
  150 federal Street
  Boston, MA 02110

Robert L. Baumgardner.........................         70,000(7)               *
William Canfield..............................         60,000(8)               *
Patrick J. Hopper.............................         10,000(9)               *
Richard C. Hunter.............................          3,000(10)              *
Peter R. McMullin.............................          7,700(11)              *
Raoul Mills...................................          5,000(12)              *
David J. Nace.................................         75,000(13)              *
Alex J. Nobile................................              0
Michael  M. Poole.............................         50,000(14)              *
Melanie L. Sturm..............................          3,000(15)              *
John E. Toler, Jr.............................        300,000(16)            3.1%
Kenneth W. Watson.............................         30,000(17)              *
All current directors and executive officers
  as a group (10 persons).....................        238,700                2.5%

--------------------------

*   Less than 1%.

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Exchange Act. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth as beneficially owned include shares of Common Stock which such Directors or officers had the right to acquire within 60 days of September 10, 1999 under options previously granted pursuant to the 1991 Option Plan and the 1992 Option Plan. Upon the execution of the Merger Agreement with DRHC, all unvested stock options on the date of the execution of the Merger Agreement automatically vested pursuant to the terms of the 1991 Option Plan. Upon the execution of the Settlement Agreement, all unvested Stock Options on the date of the execution of the Settlement Agreement automatically vested pursuant to the terms of either the 1991 Option Plan or the Stock Option Agreements with respect to options granted outside of the 1991 Option Plan.

(2) Percentages are calculated on the basis of 9,532,209 shares of stock outstanding as of September 10, 1999, which includes 29,000 shares subject to options exercisable within 60 days of September 10, 1999 granted pursuant to the 1992 Option Plan, 606,000 shares subject to options exercisable within 60 days of September 10, 1999 granted pursuant to the 1991 Option Plan, and 270,000 shares subject to options exercisable within 60 days of September 10, 1999 granted to Messrs. Carey, Poole and Baumgardner outside of the 1991 Option Plan.

(3) The above information is based on copies of a statement on Schedule 13D filed with the SEC on September 4, 1998, as amended by Amendment No. 1 to
    Schedule 13D filed with the SEC on September 24, 1999, Amendment No. 2 to
    Schedule 13D filed with the SEC on October 15, 1998, Amendment No. 3 to
    Schedule 13D filed with the SEC on October 13, 1998, Amendment No. 4 to
    Schedule 13D filed with the SEC on January 28, 1999, Amendment No. 5 to
    Schedule 13D filed with the SEC on March 1, 1999, Amendment No. 6 to
    Schedule 13D filed with the SEC on April 1, 1999 and Amendment No. 7 to
    Schedule 13D filed with the SEC on June 18, 1999, which indicates that Jewelcor Management, Inc. has sole voting and sole dispositive power with respect to 1,341,000 shares, Seymour Holtzman and Steven Holtzman have shared voting and shared dispositive power with respect to 48,000 shares, the Custodial Account F/B/O Chelsea Holtzman, has sole voting and sole dispositive power with respect to 3,000 shares, and the Trust F/B/O Allison Holtzman Garcia, has sole voting and sole dispositive power with respect to 10,000 shares. For purposes of the reporting requirements of the Exchange Act, each of Jewelcor Management, Inc., Jewelcor Inc., S.H. Holdings, Inc., Seymour Holtzman, Steven Holtzman, Evelyn Holtzman, the Custodial Account F/B/O Chelsea Holtzman and the Trust F/B/O Allison Holtzman Garcia may be deemed to be a beneficial owner of such securities; however, each such person expressly disclaims beneficial ownership of any Common Stock of the Company beneficially owned by any other such person, except that Seymour Holtzman acknowledges beneficial ownership of the Common Stock owned by Jewelcor Management, Inc.

(4) The above information is based on copies of a statement on Schedule 13D filed with the SEC on May 5, 1997, as amended by Amendment No. 1 to Schedule 13D filed with the SEC on August 4, 1997, Amendment No. 2 filed with the SEC on October 30, 1998, and Amendment No. 3 filed with the SEC on March 5, 1999, which indicates that ValueVest Partners L.P. has sole voting and sole dispositive power with respect to 395,300 shares and Donald L. Sturm has sole voting and sole dispositive power with respect to 782,100 shares.

(5) The above information is based on copies of a statement on Schedule 13G filed with the SEC on February 13, 1997, as amended by Amendment No. 1 to
    Schedule 13G filed with the Sec on November 12, 1997, Amendment No. 2 to
    Schedule 13G filed with the SEC on February 5, 1998, and Amendment No. 3 to
    Schedule 13G filed with the SEC on February 2, 1999, which indicates that the Franklin Advisory Services, Inc. has sole voting power with respect to 513,000 shares and sole dispositive power with respect to all 813,000 shares. These securities are owned by one or more open or closed-end investment companies or other managed accounts, which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each of Franklin Advisory Services, Inc., Franklin Resources, Inc., Charles B. Johnson and Rupert B. Johnson may be deemed to be a beneficial owner of such securities; however, each such person expressly disclaims any economic interest or beneficial ownership in any of such securities.

(6) The above information is based, in part, on a copy of a statement on
    Schedule 13D filed with the SEC on September 3, 1999, which indicates that Mr. Carey has sole voting and sole dispositive power with respect to 515,000 shares. Also, includes 150,000 shares of Common Stock deemed to be beneficially owned by Mr. Carey which are subject to options previously granted outside of the 1991 Option Plan.

(7) Represents shares of Common Stock deemed to be beneficially owned by Mr. Baumgardner which are subject to options previously granted outside the Company's 1991 Option Plan as an inducement to Mr. Baumgardner entering into an employment agreement with the Company.

(8) Represents shares of Common Stock deemed to be beneficially owned by Mr. Canfield which are subject to options previously granted pursuant to the 1991 Option Plan.

(9) Represents shares of Common Stock deemed to be beneficially owned by Mr. Hopper which are subject to options previously granted pursuant to the 1991 Option Plan.

(10) Represents shares of Common Stock deemed to be beneficially owned by Mr. Hunter which are subject to options previously granted pursuant to the 1992 Option Plan.

(11) Includes 3,000 shares of Common Stock deemed to be beneficially owned by Mr. McMullin which are subject to options previously granted pursuant to the 1992 Option Plan.

(12) Represents shares of Common Stock deemed to be beneficially owned by Mr. Mills which are subject to options previously granted pursuant to the 1991 Option Plan.

(13) Represents shares of Common Stock deemed to be beneficially owned by Mr. Nace which are subject to options previously granted pursuant to the 1991 Option Plan. Pursuant to the terms of the Stock Option Agreement between the Company and Mr. Nace, due to Mr. Nace's resignation, this option will expire on September 30, 1999.

(14) Represents shares of Common Stock deemed to be beneficially owned by Mr. Poole which are subject to options previously granted outside the Company's 1991 Option Plan as an inducement to Mr. Poole entering into an employment agreement with the Company.

(15) Represents shares of Common Stock deemed to be beneficially owned by Ms. Sturm which are subject to options previously granted pursuant to the 1992 Option Plan.

(16) Represents shares of Common Stock deemed to be beneficially owned by Mr. Toler which are subject to options previously granted pursuant to the 1991 Option Plan.

(17) Represents 10,000 shares and 20,000 shares of Common Stock deemed to be beneficially owned by Mr. Watson which are subject to options previously granted pursuant to the 1991 Option Plan and 1992 Option Plan, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Carey, a former director and officer of the Company, entered into the CWC Consulting Agreement with the Company on June 2, 1996, which provided, among other things, that Mr. Carey would receive in exchange for certain services a consulting fee at the annual rate of $150,000 over a three-year term, as well as reimbursement for all reasonable expenses incurred by him on behalf of the Company in connection with the performance of his obligations thereunder. In connection with his position as Acting Chief Executive Officer of the Company, the Company terminated the CWC Consulting Agreement effective September 1, 1998. Mr. Carey received $37,500 in lieu of the three-month notification necessary pursuant to the CWC Consulting Agreement to terminate such agreement. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

    On September 1, 1998, the Company entered into an employment agreement with Mr. Carey with respect to his position as Acting Chief Executive Officer and President of the Company. For a description of certain terms of such agreement, see "Executive Compensation--Employment Agreements, Termination of Employment."

    In connection with his resignation as Acting Chief Executive Officer of the Company, Mr. Carey entered into a severance agreement. In addition, Mr. Carey entered into a new consulting agreement with the Company, which expires on October 7, 1999. For a description of certain terms of such agreements, see "Executive Compensation--Compensation Committee Interlocks and Insider Participation".

    To modify a previously existing agreement, on February 23, 1999, the Company entered into an amended and restated success fee agreement with Mr. Carey (the "Amended Success Fee Agreement") which narrowed the scope of the Success Fee Agreement, dated as of January 15, 1999 (the "Old Success Fee Agreement"), between the Company and Mr. Carey. The Old Success Fee Agreement provided for the payment of a fee if Mr. Carey actively participated in the negotiation, structuring and closing of a transaction or a series of related transactions approved by the Board of Directors of the Company that are a tender or exchange offer, merger, reorganization, consolidation or other business combination that directly result in the sale or other disposition of all or substantially all of the assets of the Company or a sale of all or substantially all of the issued and outstanding stock of the Company. Under the Amended Success Fee Agreement, the Company is only obligated to pay Mr. Carey a fee if the Company requests in writing that he participate in such a transaction. If the Company requests Mr. Carey's participation in such a transaction, as compensation for all such services, Mr. Carey is entitled to receive an amount equal to 83.33% of two-thirds of one percent of the aggregate value (as defined in the Amended Success Fee Agreement) of any such transaction. In addition, no payment will be due Mr. Carey if such transaction involves any person, company or entity (i) that is operated by Mr. Carey, (ii) for which Mr. Carey is performing or has performed, in the twelve (12) months preceding the execution of the definitive documents relating to such transaction, any material advisory or consulting services,
(iii) that employs Mr. Carey or (iv) in which Mr. Carey owns or has an agreement to own more than an one percent (1%) equity interest in a privately-held corporation or a five percent (5%) equity interest in a publicly-held corporation. The Amended Success Fee Agreement automatically terminates on January 15, 2000 if the closing of any such transaction does not occur by such date.

    Mr. Toler, a former director of the Company, served as President and Chief Executive Officer of the Company until his resignation as such on August 31, 1998. In connection with his resignation, the Company entered into the Toler Letter Agreement. For a description of the terms of Mr. Toler's employment agreement and the Toler Letter Agreement, see "Executive Compensation-- Employment Contracts, Termination of Employment."

    Mr. Watson served as Acting Chief Executive Officer of the Company effective as of April 7, 1999 until his resignation as such effective August 17, 1999. For a description of the terms of his employment, see "Executive Compensation-- Employment Contracts, Termination of Employment."

    During Fiscal 1999, the Company retained and continues to retain, Dudley, Clark & Chan, of which Ms. Dudley, a former Director of the Company, is the senior partner, as its local law firm in St. Thomas, U.S.V.I. Based on information provided to the Company by Ms. Dudley, the fees received by Dudley, Clark & Chan from the Company during Fiscal 1999 did not exceed 5% of such firm's gross revenues for its last fiscal year.

                                 SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of September, 1999.

                                         Little Switzerland, Inc.



                                         By: /s/ Patrick J. Hopper
                                             --------------------------
                                             Patrick J. Hopper
                                             Chief Financial Officer