Form 10-Q
period 1999-08-28
LITTLE SWITZERLAND INC/DE
filed 1999-10-12
CIK 875523

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.


For the quarterly period ended August 28, 1999

                                       or

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

                         YES    X    NO
                             ------     ------



At October 5, 1999, 8,627,209 shares of $.01 par value common stock of the registrant were outstanding.

                           LITTLE SWITZERLAND, INC.

                              INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 28, 1999


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------
         Consolidated Balance Sheets as of August 28, 1999 (unaudited)        3
         and May 29, 1999 Consolidated Statements of Operations
         (unaudited) for the three months ended August 28, 1999 and           4
         August 29, 1998

         Consolidated Statements of Cash Flows (unaudited) for the            5
         three months ended August 28, 1999 and August 29, 1998
                                                                           6-12
         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations                                        13-17
         -------------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17
-------  ----------------------------------------------------------


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 18
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K                                  19
-------    --------------------------------

Signature Page                                                               20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except per share data)
                                  (unaudited)

                                                 August 28, May 29,
                                                    1999     1999
                                                  -------   -------
                                                (unaudited)
                   ASSETS
Current Assets:
  Cash and cash equivalents....................  $ 2,804    $ 2,739
  Accounts receivable..........................      414        560
  Inventory....................................   30,516     38,195
  Prepaid expenses and other current assets....    1,187      1,111
                                                 -------    -------
      Total current assets.....................   34,921     42,605

Property, Plant and Equipment, at Cost.........   37,020     36,999
  Less -- Accumulated depreciation.............   19,706     19,051
                                                 -------    -------
                                                  17,314     17,948

Other assets...................................      365        291
                                                 -------    -------

      Total assets.............................  $52,600    $60,844
                                                 =======    =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Secured demand notes.........................  $13,275    $13,275
  Accounts payable.............................    1,731      5,205
  Accrued and currently deferred income taxes..    1,011      1,715
  Other accrued expenses and deferred income...    3,508      3,641
                                                 -------    -------
      Total current liabilities................   19,525     23,836
                                                 -------    -------

Long-term Debt.................................       --         --

Deferred Income Taxes..........................      202        202
                                                 -------    -------

      Total liabilities........................   19,727     24,038
                                                 -------    -------

Commitments and Contingencies..................

Minority Interest..............................    1,619      1,619

Stockholders' Equity:

  Preferred stock, $.01 par value--
    Authorized--5,000 shares
    Issued and outstanding--none...............       --         --
  Common stock, $.01 par value --
    Authorized -- 20,000 shares
    Issued and outstanding--8,625 and
    8,625 shares at August 28, 1999 and
    May 29, 1999, respectively.................       87         87
  Capital in excess of par.....................   15,601     15,601
  Retained earnings............................   15,566     19,499
                                                 -------    -------
      Total stockholders' equity...............   31,254     35,187
                                                 -------    -------

      Total liabilities, minority interest
      and stockholders' equity.................  $52,600    $60,844
                                                 =======    =======

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                      (in thousands except per share data)
                                  (unaudited)

                                                      For the three months ended

                                                        August 28,   August 29,
                                                          1999         1998
                                                        ----------   ----------
Net sales.....................................           $13,835      $16,987

Cost of sales.................................             9,226        9,304
                                                         -------      -------

 Gross profits................................             4,609        7,683

Selling, general and administrative expenses..             8,165        9,261
                                                         -------      -------

 Operating (loss).............................            (3,556)      (1,578)

Interest expense, net.........................               277          345
                                                         -------      -------

 Loss before income taxes.....................            (3,833)      (1,923)

Provision for income taxes....................               100          ---
                                                         -------      -------

Net loss......................................           $(3,933)     $(1,923)
                                                         =======      =======

Basic and diluted (loss)

 Per share....................................            $(0.46)      $(0.22)
                                                         =======      =======

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                      For the three months ended
                                                      --------------------------
                                                         August 28,   August 29,
                                                            1999         1998
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)...........................................   $(3,933)     $(1,923)
  Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities--
     Depreciation......................................       655          811
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable......       146          815
       Decrease (increase) in inventory................     7,679        3,033
       (Increase) decrease in prepaid expenses and
          other current assets.........................       (76)         174
       (Increase) Decrease in other assets.............       (74)          60
       (Decrease) increase in accounts payable.........    (3,474)      (5,269)
       (Decrease) in other accrued expenses and
          deferred income..............................      (133)      (1,131)
       (Decrease) in accrued and currently deferred
          income taxes.................................      (704)         (26)
                                                          -------      -------

  Net cash provided by (used in) operating activities..        86       (3,456)
                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................       (21)         (72)
                                                          -------      -------

  Net cash (used in) investing activities..............       (21)         (72)
                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from unsecured notes payable................        --        6,400
  Repayments of unsecured notes payable................        --       (3,100)
  Repayments of long term borrowings...................        --         (556)
  Issuance of common stock.............................        --          ---
                                                          -------      -------

     Net cash provided by financing activities.........        --        2,744
                                                          -------      -------

     Net increase (decrease) in cash and cash
        equivalents....................................        65         (784)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........     2,739        2,278
                                                          -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............   $ 2,804      $ 1,494
                                                          =======      =======

During the three months ended August 29, 1998 and August 28, 1999, the Company paid income taxes of $29 and $604, respectively, and paid interest of $415 and $304, respectively.

          See accompanying notes to consolidated financial statements

1.  CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------

    The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of August 28, 1999 and August 29, 1998 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended May 29, 1999.

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


3.  MANAGEMENT'S PLANS
    ------------------

    Existing Situation
    ------------------

    The Company incurred a substantial loss during the fiscal year ended May 29, 1999. In addition, the Company is presently operating without a long-term credit facility to fund its working capital needs. This condition was triggered by, among other things, the following events: (i) the absence of Rolex products due to the decision by Rolex to cease shipments which resulted in a revenue loss of approximately $24 million versus the fiscal year ended May 30, 1998; (ii) the occurrence of store closings and the resulting charges to net income of approximately $1.8 million; (iii) the Company's noncompliance with certain financial covenants contained in the original loan agreements with its lenders; and (iv) the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's lenders.

    Effective April 1, 1999, the Company and its subsidiaries entered into a Forbearance Agreement with its existing lenders, which effectively froze the Company's existing line of credit at its then and current level of $17.5 million. Pursuant to the Forbearance Agreement, the lenders agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults. In exchange, the Company and its subsidiaries granted a security interest to the lenders against their personal property. The forbearance period under the Forbearance Agreement expired, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. As a result, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is in active negotiations with its lenders regarding the terms and conditions to extend this agreement through the end of November 1999. There, however, is no assurance that the Company will be able to fulfill all of the conditions to such extension.

    Actions Taken to Date
    ---------------------

    The Company has been working, and continues to work, diligently at addressing the above issues. The Company has been addressing operational, merchandising, recruitment as well as financial issues. For a complete description of the actions taken through September 17, 1999, see Note 1 to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended May 29, 1999 as filed with the Securities and Exchange Commission on September 17, 1999, which is incorporated herein by reference.

    Actions In Progress
    -------------------

    The Company's new management team is committed to continuing progress on the initiatives taken to date. This team will continue to attempt to secure a greater range of world class luxury products for sale in Little Switzerland stores. Included in this process will be a focus on attempting to improve gross margin leverage and inventory turnover. Based on year-end results, a thorough review of each location and operation will be made to determine what further actions are required to return the Company to profitability, including, without limitation, the possible sale of certain store locations.

    The Company is currently in negotiations with its existing banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing to pay off the existing lenders and for working capital. The Company currently is negotiating the terms and conditions of the extension, which the Company believes will be granted until the end of November 1999. There, however, is no assurance that the Company will be able to fulfill all of the conditions to such extension. The Company will continue to work towards securing adequate permanent financing to pay off the existing lenders and to fund the ongoing working capital requirements.

    Although, through August 28, 1999, the Company made limited purchases of new merchandise, beginning in the second quarter of fiscal 2000, the Company has begun placing orders to support its upcoming peak selling season using proceeds from the St. Barthelmey sale as well as excess operational cash flows, including, from the sale of older merchandise and discontinued categories (see Management's Discussion and Analysis--Subsequent Event--St. Barthelmey Store).

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

    Included in this Note 3 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability, including, without limitation, the possible sale of certain store locations. Although the Company believes no further impairment losses are required at August 28, 1999, future strategic actions could result in additional store closings and material restructuring charges and impairment losses.


4.  CREDIT ARRANGEMENTS
    -------------------

    Historically, the Company has utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999 that effectively froze the Company's line of credit at its then and current level of $17.5 million. This amount consists of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against their personal property. The Forbearance Agreement also set forth certain criteria that the

Company had to meet regarding the Company's inventory levels. The banks indicated that they would not make any additional borrowings to the Company during the term of the Forbearance Agreement.

    The forbearance period under the Forbearance Agreement expired, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. The Company, however, is currently in negotiations with its banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing to pay off the existing lenders and to fund its working capital needs. The Company currently is negotiating the terms and conditions of the extension, which the Company believes will be granted until the end of November 1999. There is no assurance that such extension will be on favorable terms to the Company or that alternative financing will be obtained during the extension period. If the Company is unable to fulfill all of the conditions to such extension, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is actively exploring other financing alternatives. At this time, however, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing.

    Outstanding borrowings against these aforementioned now secured credit facilities totaled $9.1 million and $7.8 million as of August 28, 1999 and August 29, 1998, respectively. Outstanding letters of credit against these credit facilities totaled $4.2 million and $4.1 million as of August 28, 1999 and August 29, 1998, respectively. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million at an annual interest rate of 7.25%, payable monthly. The principal was payable in equal quarterly payments over a four-year period commencing March 1997. As of August 28, 1999 and August 29, 1998, the principal outstanding on the term debt was approximately $4.2 million and $6.1 million, respectively. The weighted average interest rates incurred during fiscal 1999, 1998 and 1997 were approximately 8.4%, 8.1% and 7.9%, respectively.

5.  EARNINGS PER SHARE
    ------------------

    The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 128, Earnings per Share, effective December 15, 1997. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options (as calculated utilizing the "Treasury Method"). The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, weighted average number of shares used in diluted earnings calculation, and the shares under option plans which were anti-dilutive for the periods included in this report are as follows (in thousands):

                                                      Three Month Ended
                                                      -----------------
                                                      8/28/99   8/29/98
                                                      -------   -------
  Weighted average number of shares
   used in basic earnings per share
   calculation......................................    8,625     8,624

  Dilutive effects of options.......................      ---       ---

  Weighted average number of shares
   used in diluted earnings per share
   calculation......................................    8,625     8,624

  Shares under and outside the option plans
   excluded in computation of diluted earnings
   per share due to anti-dilutive effects...........    1,233       762


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


7.  LONG-LIVED ASSETS
    -----------------

    The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. Due to several factors, including the Company's relationship with Rolex which is discussed further in Note 11, the Company recognized an impairment loss relating to the goodwill at the Company's World Gift Imports (Barbados) Limited subsidiary that totaled approximately $2.5 million during the fourth quarter of fiscal 1998. The impairment loss was classified as a component of selling, general and administrative expense for the year ended May 30, 1998. No other impairment losses were recognized during the quarters ended August 29, 1998 or August 28, 1999.

    Included in Note 3 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability. Although the Company believes no further impairment losses are required at August 28, 1999, future strategic actions could result in additional store closings and material restructuring charges and impairment losses.


8.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.  123 - ACCOUNTING FOR STOCK-
    ---------------------------------------------------------------------------
    BASED COMPENSATION
    ------------------

    In December 1995, the Financial Accounting Standards Board issued SFAS
No. 123, Accounting for Stock-Based Compensation, which became effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management continues to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and did not adopt the new accounting provision for employee stock-based compensation under SFAS No. 123. The additional required disclosures have been included in the Company's fiscal year end financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1999.


9.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    ------------------------------------------------------------

    The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.


10. ADVERTISING
    -----------

    The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising expenses consist primarily of advertisements with local, regional and national travel magazines, which are produced on a periodic basis and distributed to visiting tourists.
Additionally, fees are expensed as paid for promotional "port lecturer" programs directed primarily at cruise ship passengers.


11. COMMITMENTS AND CONTINGENCIES
    -----------------------------

Relationship with Rolex
-----------------------

    The Company had historically operated as the exclusive authorized retailer for Montrex Rolex, S.A. and its affiliates (collectively, Rolex) on the islands on which the Company operates. Following execution of the Agreement and Plan of Merger, dated as of February 4, 1998 (the "Merger Agreement"), with Destination Retail Holdings Corporation ("DRHC") and certain of its affiliates, Rolex suspended shipments of its products to the Company and indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. Following termination of the Merger Agreement, on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through the Company's stores. The Company received its last shipment of Rolex products in January 1998.

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

    To the extent that the Company is unable to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, the Company believes that the loss of Rolex will have a material adverse effect on the Company's results of operations for the fiscal year ending May 27, 2000 and beyond.


Income Taxes
------------

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

    The Company is also party to various pending legal claims and proceedings. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations. See Part II - Other Information, Item 1 "Legal Proceedings."

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

    The costs associated with this matter, which consist primarily of legal and investment banking fees, amounted to approximately $.2 million and $2.7 million in fiscal 1999 and 1998, respectively, and have been recorded in selling, general and administrative expense in the accompanying consolidated financial statements.

Class Action Lawsuit
--------------------

    On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware against the Company, certain of its existing and former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. On August 5, 1999, the Company moved to dismiss the complaint. This motion remains pending. At this early juncture, management of the Company is not in a position to evaluate the outcome of this action. As a result, at this time, management of the Company is unable to determine the financial impact this action may have on the Company's financial condition or results of operations.

12. SUBSEQUENT EVENT
    ----------------

St. Barthelmey Store
--------------------

    On August 31, 1999, the Company consummated the sale of the goodwill and inventory of its store located on the island of St. Barthelmey pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $1.3 million. The Company will record a gain on this transaction in the second quarter of fiscal year 2000.

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

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the Company's ability to obtain alternative financing to provide it with funds to pay off its existing lenders and to fund its working capital needs,
(ii) the Company's ability to maintain its relationship with its existing lenders, including with respect to the negotiation of the extension of the Forbearance Agreement, (iii) the frequency of tourist visits to the locations where the Company maintains retail stores, (iv) the Company's ability to retain relationships with its major suppliers of product for resale, (v) the Company's ability to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, (vi) weather in the Company's markets, (vii) actions of the Company's competitors and the Company's ability to respond to such actions and
(viii) economic conditions that affect the buying patterns of the Company's customers. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

RECENT DEVELOPMENTS

NASDAQ Listing
--------------

    On June 7, 1999, The Nasdaq Stock Market, Inc. ("NASDAQ") notified the Company that the Company will not remain eligible for continued listing on the Nasdaq National Market System ("NMS") unless its common stock demonstrates compliance with NASDAQ's $1.00 minimum bid price requirement during the period ending September 6, 1999. On July 9, 1999, NASDAQ notified the Company that the Company also was not in compliance with NASDAQ's $5 million minimum public float value requirement. The Company has requested a hearing as permitted by applicable NASDAQ procedure and has been notified that such hearing will be held on October 14, 1999. NASDAQ has informed the Company that the delisting procedures have been stayed pending such hearing. The Company has been notified that the NASDAQ staff has recommended that the hearing panel delist the Company from NMS as a result of its belief that the Company did not provide a definitive plan to achieve near term compliance with the continued listing requirements or to sustain such compliance over an extended period of time. There is no assurance that the Company's NMS listing will not cease after October 14, 1999. In the event that NASDAQ denies continued listing following such hearing, the Company believes that it will be eligible to trade on NASDAQ'S over-the-counter bulletin board.

Year 2000 Readiness Disclosure
------------------------------

    The statements in the following section include "Year 2000 readiness disclosure" within the meaning the Year 2000 Information and Readiness Disclosure Act.

    Year 2000.  "Y2K Compliance" refers to the ability for information systems,
    ---------
software programs, computer hardware and other computer enhanced equipment to properly handle the processing of dated material properly for the year 2000 and beyond. Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were designed and developed without considering the impact of the upcoming millennium. If not corrected, many computer systems could fail or create erroneous results relating to the year 2000. If the Company or its significant suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk. Information contained in this Annual Report pertains to the initiatives undertaken by the Company to insure full compliance with Y2K processing prior to the year 2000.

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

    Outside servicers were contracted to upgrade all merchandising, warehouse and most financial systems. The majority of these systems were upgraded in May 1999 to full Y2K compliance. Upgrading and testing of all point of sale ("POS") and store systems was completed during the second quarter of fiscal 2000. A parallel test of the upgraded payroll system was completed by the end of September 1999. The Company has determined that its existing general ledger system, which has been upgraded to be compliant with Y2K requirements, should be replaced with a more efficient system. As a result, a project plan has been developed and initiated with completion anticipated prior to December 31, 1999.

    Costs to Address Year 2000 Compliance.  Costs associated with year 2000
    -------------------------------------
compliance have been primarily associated with acquiring outside contract personnel that have been required to modify and implement the various software systems. Some equipment has been necessary as well as travel expense related to the POS roll out. Estimated total expenses related to the Y2K compliance will be approximately $600,000. It is management's belief that with the actions taken and proposed by the Company, the Company will be Y2K compliant before the beginning of year 2000. Continued testing and re-evaluation will occur to insure full compliance. With efforts to this point and plans for finalizing compliance, management believes that it has significantly reduced any material adverse effect on the Company's business due to potential Y2K issues. However, there can be no assurance that the Company will be able to identify and address all year 2000 issues before problems arise.

    Contingency Plan.  As the Company is already operating in its fiscal year
    ----------------
2000, in July 1999, the Company upgraded its existing general ledger package to a version that has been certified as being Y2K compliant.

    The Company has developed a contingency plan to restore its store operations, merchandising and logistics, financial systems and computer operations in the event of a year 2000 failure. The Company has operating plans to guide key managers in the case of any material systems failure throughout the Company. As mentioned previously and as a contingent strategy, the Company has upgraded and tested to Y2K standards its current financial system and currently expects to have a more efficient replacement financial system that is Y2K compliant in place before the end of the calendar year.

    The preceding "Year 2000 Readiness Disclosure" contains various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its year 2000 project plan as well as its year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to year 2000 problems.

SUBSEQUENT EVENT

St. Barthelmey Store
--------------------

    On August 31, 1999, the Company consummated the sale of the goodwill and inventory of its store located on the island of St. Barthelmey pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $1.3 million. The Company will record a gain on this transaction in the second quarter of fiscal year 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 28, 1999

GENERAL

    The Company operated 22 luxury gift and jewelry stores as of August 28, 1999. However, subsequent to August 28, 1999, the Company consummated the sale of its store located on St. Barthelmey for an aggregate amount of $1.3 million, thus reducing the current number of stores to 21. See "--Subsequent Event-- St. Barthelmey Store."

Net Sales
---------

    Net sales for the first quarter ended August 29, 1999, were $13.8 million, an 18.6% reduction from net sales of $17.0 million for the corresponding period last year. Net sales for comparable stores decreased approximately 8.9% for the quarter ended August 28, 1999 compared to the corresponding period last year.

    Management attributes this reduction in sales primarily as a result of the absence of Rolex products in the Company's stores. See Part I, Item 1 "Notes to Consolidated Financial Statements (unaudited)." Excluding the impact of Rolex sales, sales in comparable stores grew by 5.2%.

Gross Profit
------------

    Gross profit as a percentage of net sales was 33.3% for the first quarter ended August 28, 1999 as compared to 45.2% for the same period last year. Management attributes this margin reduction to short term measures taken to raise liquidity. The Company took margin reductions in older merchandise and discontinued categories to improve its mix of merchandise and liquidity.

Selling, General and Administrative Expenses
--------------------------------------------

    Selling, General and Administrative Expenses ("SG&A") for the first quarter ended August 28, 1999 were $8.2 million, or approximately 59.0% of net sales as compared to $9.3 million, or approximately 54.5% of net sales for the corresponding period last year. The increase in SG&A expense as a percentage of net sales is primarily attributable to the reduction in net sales for the three month period ended August 28, 1999. The exclusion of Rolex sales in the first quarter ended August 28, 1999 compared to the prior year contributed to the higher SG&A cost as a percent of net sales. In addition, management also attributes the increase in SG&A to added costs for legal and consulting fees associated with the Company's actions taken during the first quarter of fiscal 2000 to address the financial condition of the Company.

Other
-----

    Net interest expense for the first quarter ended August 28, 1999 was $277,000 compared to $345,000 for the corresponding period last year. The decrease in net interest expense reflects lower average borrowings compared to the corresponding period last year.

    The Company's effective tax rates for the three-month periods ended August 28, 1999 and August 29, 1998 were approximately 2.6% and 0.0%, respectively.

Liquidity and Capital Resources
-------------------------------

    Net cash used in operations during the three-month period ended August 28, 1999 was $3.5 million, compared to $3.5 million for the corresponding period last year. Net cash used was able to remain constant with the prior year despite increased losses due to reduction in inventory levels.

    Historically, the Company has utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999 that effectively froze the Company's line of credit at its then and current level of $17.5 million. This amount consists of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against their personal property. The Forbearance Agreement also sets forth certain criteria that the Company had to meet regarding the Company's inventory levels. The banks indicated that they would not make any additional borrowings to the Company during the term of the Forbearance Agreement.

    The forbearance period under the Forbearance Agreement expired, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. The Company, however, is currently in negotiations with its banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing to pay off the existing lenders and to fund its working capital needs. The Company currently is negotiating the terms and conditions of the extension, which the Company believes will be granted until the end of November 1999. There is no assurance that such extension will be on favorable terms to the Company or that alternative financing will be obtained during the extension period. If the Company is unable to fulfill all of the conditions to such extension, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is actively exploring other financing alternatives. At this time, however, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing.

    Outstanding borrowings against these aforementioned now secured credit facilities totaled $9.1 million and $7.8 million as of August 28, 1999 and August 29, 1998, respectively. Outstanding letters of credit against these credit facilities totaled $4.2 million and $4.1 million as of August 28, 1999 and August 29, 1998, respectively. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million at an annual interest rate of 7.25%, payable monthly. The principal was payable in equal quarterly payments over a four-year period commencing March 1997. As of August 28, 1999 and August 29, 1998, the principal outstanding on the term debt was approximately $4.2 million and $6.1 million, respectively. The weighted average interest rates incurred during fiscal 1999, 1998 and 1997 were approximately 8.4%, 8.1% and 7.9%, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

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

    On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware (Civil Action No.99-176) against the Company, certain of its former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. On August 5, 1999, the Company moved to dismiss the complaint. This motion remains pending.

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

    10.44 Termination Subsequent of Change in Control between L.S. Wholesale, Inc., Little Switzerland, Inc. and Raoul Mills, dated as of October 1, 1998 is filed herewith as Exhibit 10.44.

    27.1   Financial Data Schedule is filed herewith as Exhibit 27.1.


(b) Reports on Form 8-K during the quarter ended August 28, 1999. The registrant filed the following Current Reports on Form 8-K during the three month period ended August 28, 1999:

     1. On June 18, 1999, the Company filed a Current Report on Form 8-K disclosing that the Company had received notification from The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company will not remain eligible for continued listing on the Nasdaq National Market System ("NMS") unless its common stock demonstrated compliance with NASDAQ's $1.00 minimum bid price during the period ending September 6, 1999.

     2. On July 19, 1999, the Company filed a Current Report on Form 8-K disclosing that the Company had received notification from NASDAQ that the Company will not remain eligible for continued listing on the NMS unless its common stock demonstrates compliance with NASDAQ's $5 million minimum public float value during the period ending October 7, 1999.

     3. On August 25, 1999, the Company filed a Current Report on Form 8-K announcing that Robert L. Baumgardner had been named as the Company's President and Chief Executive Officer, effective August 17, 1999. Mr. Baumgardner also was appointed as a Class I Director, increasing the Board to six members.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LITTLE SWITZERLAND, INC.


Date: October 12, 1999               /s/ Patrick J. Hopper
                                     -------------------------------------------
                                     Patrick J. Hopper
                                     Chief Financial Officer,
                                     Vice President and Treasurer
                                     [Authorized Officer and
                                     Principal Financial and Accounting Officer]