Form 10-Q
period 1999-11-27
LITTLE SWITZERLAND INC/DE
filed 2000-01-18
CIK 875523

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ________________________

                                   FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 27, 1999

                                      or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ____________

Commission File No. 0-19369
                    -------

                           LITTLE SWITZERLAND, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                  66-0476514
    (State of Incorporation)                       (I.R.S. Employer
                                                  Identification No.)

        161-B CROWN BAY CRUISE SHIP PORT
              ST. THOMAS U.S.V.I.                         00804
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

                         YES    X      NO _______
                             ------


At January 5, 2000, 8,627,209 shares of $.01 par value common stock of the registrant were outstanding.

                           LITTLE SWITZERLAND, INC.

                              INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 27, 1999

                                                                                                         PAGE
PART I.  FINANCIAL INFORMATION.......................................................................      3

Item 1.   Financial statements.......................................................................      3

          Consolidated Balance Sheets as of November 27, 1999 (unaudited) and May 29, 1999...........      3

          Consolidated Statements of Operations (unaudited) for the three and six months ended
          November 27, 1999 and November 28, 1998....................................................      4

          Consolidated Statements of Cash Flows (unaudited) for the six months ended
          November 27, 1999 and November 28, 1998....................................................      5

          Notes to Consolidated Financial Statements (unaudited).....................................   6-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........  17-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................     22

PART II.  OTHER INFORMATION..........................................................................     23

Item 1.  Legal Proceedings...........................................................................     23

Item 6.  Exhibits and Reports of Form 8-K............................................................  23-24

Signature Page.......................................................................................     25

PART I.  FINANCIAL INFORMATION

Item 1.   Financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       November 27,  May 29,
                             Assets                                        1999       1999
                                                                       ------------  -------
Current Assets:                                                        (unaudited)
  Cash and cash equivalents.........................................      $ 2,508    $ 2,739
  Accounts receivable...............................................        1,156        560
  Inventory.........................................................       25,923     38,195
  Prepaid expenses and other current assets.........................        1,369      1,111
                                                                          -------    -------
     Total current assets...........................................       30,956     42,605

Property, Plant and Equipment, at Cost..............................       35,956     36,999
  Less -- Accumulated depreciation..................................       19,479     19,051
                                                                          -------    -------
                                                                           16,477     17,948
Other assets........................................................          342        291
                                                                          -------    -------

     Total assets...................................................      $47,775    $60,844
                                                                          =======    =======

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Secured demand notes..............................................      $11,775    $13,275
  Accounts payable..................................................        2,496      5,205
  Accrued and currently deferred income taxes.......................          871      1,715
  Other accrued expenses............................................        3,568      3,641
                                                                          -------    -------
      Total current liabilities.....................................       18,710     23,836

Long-term Debt......................................................           --         --

Deferred Income Taxes...............................................          202        202
                                                                          -------    -------

  Total liabilities.................................................       18,912     24,038
                                                                          -------    -------

Commitments and Contingencies.......................................

Minority Interest...................................................        1,619      1,619

Stockholders' Equity:

  Preferred stock, $.01 par value --
     Authorized--5,000 shares
     Issued and outstanding -- none.................................           --         --
  Common stock, $.01 par value --
     Authorized -- 20,000 shares
     Issued and outstanding--8,625 and 8,625 shares
     at November 27, 1999 and May 29, 1999, respectively............           87         87
  Capital in excess of par..........................................       15,601     15,601
  Retained earnings.................................................       11,556     19,499
                                                                          -------    -------
     Total stockholders' equity.....................................       28,862     35,187
                                                                          -------    -------

     Total liabilities, minority interest and stockholders' equity..      $47,775    $60,844
                                                                          =======    =======

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        For the three months ended     For the six months ended

                                        November 27,   November 28,    November 27,   November 28,
                                           1999           1998           1999           1998
                                       -------------  -------------  -------------  -------------
Net sales............................       $10,075        $14,800        $23,909        $31,787

Cost of sales (see Note 3)...........         7,532          8,886         16,757         18,190
                                            -------        -------        -------        -------

 Gross profits.......................         2,543          5,914          7,152         13,597

Selling, general and administrative
 expenses............................         6,137          9,224         14,302         18,485
                                            -------        -------        -------        -------

 Operating (loss)....................        (3,594)        (3,310)        (7,150)        (4,888)

Interest expense, net................           315            367            593            711
                                            -------        -------        -------        -------

 (Loss) before income taxes..........        (3,909)        (3,677)        (7,743)        (5,599)

Provision for income taxes...........           100            600            200            600
                                            -------        -------        -------        -------

Net loss.............................       $(4,009)       $(4,277)       $(7,943)       $(6,199)
                                            =======        =======        =======        =======

Basic and diluted (loss)

 Per share...........................       $ (0.46)       $ (0.50)       $ (0.92)       $ (0.72)
                                            =======        =======        =======        =======


          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             For the six months ended

                                                                             November 27,  November 28,
                                                                               1999           1998
                                                                              -------       --------
Cash flows from operating activities:
 Net (loss)....................................................               $(7,943)      $ (6,199)
 Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities--
  Depreciation.................................................                  1,361          1,539
  Store closings expense.......................................                    ---          1,668
  Gains on dispositions and sales of certain assets............                 (1,024)           ---
  Changes in assets and liabilities:
     Decrease (increase) in accounts receivable................                   (596)          (735)
     Decrease (increase) in inventory..........................                 10,277          2,756
     (Increase) decrease in prepaid expenses and
       other current assets....................................                   (258)          (413)
     (Increase) Decrease in other assets.......................                    (51)             2
     (Decrease) increase in accounts payable...................                 (2,709)        (3,249)
     (Decrease) in other accrued expenses and
       deferred income.........................................                    (73)          (972)
     (Decrease) in accrued and currently deferred
      income taxes.............................................                   (844)           543

  Net cash provided by (used in) operating activities..........                 (1,860)        (5,060)

Cash flows from investing activities:
  Capital expenditures.........................................                   (166)          (437)
  Proceeds from sales of certain assets........................                  3,295            ---
                                                                               -------       --------
  Net cash (used in) investing activities......................                  3,129           (437)

Cash flows from financing activities:
  Proceeds from unsecured notes payable........................                    ---         18,056
  Repayments of secured notes payable..........................                 (1,500)           ---
  Repayments of unsecured notes payable........................                    ---        (11,581)
  Repayments of long term borrowings...........................                    ---         (1,113)
  Issuance of common stock.....................................                    ---            ---

   Net cash provided by financing activities...................                 (1,500)         5,362

   Net (decrease) increase in cash and cash equivalents........                   (231)          (135)

Cash and cash equivalents, beginning of period.................                  2,739          2,278

Cash and cash equivalents, end of period.......................                $ 2,508       $  2,143

During the six months ended November 27, 1999 and November 28, 1998, the Company paid income taxes of $621 and $56, respectively, and paid interest of $618 and $718, respectively.

          See accompanying notes to consolidated financial statements

1.   Consolidated Financial Statements
     ---------------------------------

     The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of November 27, 1999 and November 28, 1998 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended May 29, 1999 and latest Quarterly Report on Form 10-Q for the quarterly period ended August 28, 1999.

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

3.   Management's Plans
     ------------------

     Existing Situation
     ------------------

     The Company is presently operating without a long-term credit facility to fund its working capital needs. Effective April 1, 1999, the Company and its subsidiaries entered into a Forbearance Agreement with its existing lenders, which effectively froze the Company's existing line of credit at its then level of $17.5 million. This amount consisted of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. The Company has decreased its existing debt to approximately $13.0 million, which consists of approximately $10.2 million in outstanding cash borrowings and approximately $2.8 million in contingent stand-by letters of credit, as of January 12, 2000. This represents approximately a 25% reduction in the Company's total outstanding debt. The Company anticipates receiving the proceeds from the liquidation of certain merchandise (see "-- Actions Taken Through January 12, 2000--Liquidation of Aged Inventory" below) and the release of the Antigua stand-by letters of credit in the third quarter of fiscal 2000. Upon payment to the banks, these additional payments will reduce the Company's existing debt to approximately $10.8 million, which will then consist of approximately $8.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. This will represent a reduction of approximately 38.1%. In addition, the Company is currently exploring ways to remove the $2.6 million in stand-by letters of credit in Barbados, which if successful, would further reduce the Company's outstanding total debt to approximately $8.2 million, or a reduction of 53%. However, there is no assurance that the Company will be able to successfully execute all of such measures and that the amounts outstanding will be reduced.

     In connection with the Forbearance Agreement, the Company and its subsidiaries granted a security interest to the lenders against their personal property. The forbearance period under the Forbearance Agreement expired on August 31, 1999, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. As a result, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is in the process of finalizing documents and the terms and conditions to extend this agreement. There, however, is no assurance that such extension will be granted or that the Company will be able to fulfill all of the conditions to such extension.

     Strategic Plan
     --------------

     Management has prepared and is in the process of implementing a strategic plan to address the Company's current financial condition and to rebuild its business. The major components of the strategic plan, in the order of priority are:

     . paying off the Company's debt to existing lenders through, in part, strategic sales of non-core assets and liquidation of older and/or discontinued merchandise and securing a new working capital facility with an asset based lender;

     . reducing redundant Eastern Caribbean locations and analyzing expansion opportunities in the Western Caribbean as desirable space becomes available;

     . eliminating operating losses by executing a strategy that reduces overhead expenses, improves margins and increases comparable store sales;

     .   developing and implementing innovative marketing programs;

     . developing an assortment of branded Little Switzerland merchandise while importing designer boutiques in existing Little Switzerland stores; and

     . developing a new e-commerce strategy to leverage the Little Switzerland duty free shopping concept.

     To date, the Company has completed some of the initiatives to pay off debt to existing lenders, while working to secure a new working capital facility. At this time, there is no assurance that the Company will be successful beyond the measures completed to date.

     The Company has reviewed its Eastern Caribbean presence and identified St. Thomas, Aruba, and Dutch St. Maarten as primary core markets, identified French St. Martin, Curacao, Alaska, and Barbados as secondary markets and finally, St. Lucia and Antigua as redundant non-core markets. Additionally, the Company has identified certain discontinued and/or slow moving merchandise to sell for cash to a third party liquidator.

     The Company is in the process of executing the initial steps of this strategic plan, which is the sale of non-core assets and unproductive inventory to raise funds to pay down its existing lenders. See "--Actions Taken Through January 12, 2000" below. The Company believes that the steps taken through January 12, 2000 were necessary to raise cash to substantially pay down its existing lenders. However, timely completion of the Company's stage one initiatives was adversely impacted by the business interruption and island infrastructure damage caused by Hurricane Lenny, which hit certain Caribbean islands in November 1999.

     Concurrently, the Company is working to obtain alternative financing from and is still in active negotiations with an asset based lender that would provide the Company with additional funds to pay off its lenders and to fund the Company's working capital requirements. The measures taken to date on strategic asset sales have substantially reduced the Company's working capital needs. In addition, the Company has been in varying levels of discussions with potential strategic partners regarding a potential investment in the Company and these discussions are continuing. There, however, is no assurance that the Company will be able to reach a definitive agreement with any of these parties.

     Finally, the Company is reviewing all aspects of its operations in an effort to reduce its losses on a going forward basis. The Company will continue to take strategic related charges in the third and fourth quarters of fiscal 2000 as it continues to reduce its operating costs.

     Actions Taken Through January 12, 2000
     ----------------------------------------

     Sale of St. Barthelmey Store
     ----------------------------

     On August 31, 1999, the Company consummated the sale of the fixed assets and inventory of its store located on the island of St. Barthelmey pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $1.3 million. In the third quarter of fiscal 2000, the Company used $400,000 in proceeds, that had been released from escrow, to pay down its debt to its existing lenders under its credit facilities. The Company recorded a gain of $537,000 on this transaction in the second quarter of fiscal 2000.

     Sale of Antigua Store
     ---------------------

     On November 12, 1999, the Company announced that it had sold all of the assets, of which $0.8 million was inventory, of its store located on the island of Antigua for an aggregate purchase price of $2.0 million. In addition, the Company has requested from the customs authority a release of the Antigua contingent stand-by letter of credit in the amount of $330,000. The Company anticipates that this contingent stand-by letter of credit will be released without material exposure to the Company. The Company has received a $1.5 million payment during the second quarter of fiscal 2000 and the balance of the purchase price is to be paid in two installments in the spring of 2000. The Company used the $1.5 million in proceeds to pay down its debt to its existing lenders under its credit facilities. The Company recorded a gain of $487,000 on this transaction in the second quarter of fiscal 2000.

     Sale of St. Lucia Fragrance Store
     ---------------------------------

     On December 1, 1999, the Company consummated the sale of all of its fragrance inventory and fixtures for the fragrance store located on the island of St. Lucia for an aggregate purchase price of $150,000. In addition, the Company was able to reduce $180,000 outstanding under a St. Lucia contingent stand-by letter of credit . The Company used the proceeds from the sale to pay down its debt to its existing lenders under its credit facilities. The Company anticipates recording a minor loss on this transaction in the third quarter of fiscal 2000.

     Sale of Two St. Lucia Stores
     ----------------------------

     On December 28, 1999, the Company consummated the sale of all of the assets, of which $ 0.6 million was inventory, of its two stores located on the island of St. Lucia for an aggregate purchase price of approximately $1.0 million. In addition, the Company has been given approval by the St. Lucia customs authority to release the remaining $770,000 outstanding under contingent stand-by letters of credit. Prior to such sale, the Company had negotiated a reduction in its contingent stand-by letters of credit on the island of St. Lucia by $330,000. The Company used the $1.0 million proceeds and removal of the $770,000 contingent stand-by letters of credit to pay down its debt to its existing lenders under its credit facilities. The Company anticipates recording a minor loss on this transaction in the third quarter of fiscal 2000.

     Liquidation of Aged Inventory
     -----------------------------

     In order to raise funds to pay down its bank debt, the Company decided to accelerate the liquidation of discontinued and/or slow moving merchandise to a third party liquidator. The Company will receive an advance of $2.0 million for such sale, which, upon receipt by the Company, will be paid to its existing lenders to pay down its debt under the credit facilities. Upon completion of the sale, the Company will receive commissions on a pro-rated portion of any profits received in excess of the advanced $2.0 million and operational cost of the sale. In the second quarter of fiscal 2000, the Company has recorded a $1.3 million charge to cost of goods sold reflecting the impairment of this inventory.

     The third party liquidator will run a clearance sale through the end of May 2000 in one of the Company's Aruba stores and one store in French St. Martin. Upon completion of the clearance sale, the Company anticipates converting this Aruba store into an ongoing clearance center for the Company. In addition, the Company will review the operations of its two stores in French St. Martin to evaluate their future viability.

     The terms of this transaction were negatively impacted by Hurricane Lenny which caused damage to the infrastructure of St. Martin and has reduced tourist traffic to this island. As a result, the Company was required to make certain concessions to compensate for the increased risk to the third party liquidator. The Company plans to request coverage for these concessions in its business interruption insurance claim. See "Notes to Consolidated Financial Statements (unaudited), Footnote 12, Commitments and Contingencies" below.

     Actions In Progress
     -------------------

     The Company's new management team is committed to continuing progress on the initiatives taken to date. This team will continue to attempt to secure a greater range of world class luxury products for sale in the Company's stores. Included in this process will be a focus on improving gross margin and inventory turnover.

     Through January 12, 2000, the Company has decreased its existing debt under the credit facilities to approximately $13.0 million, which consists of approximately $10.2 million in outstanding cash borrowings and approximately $2.8 million in contingent stand-by letters of credit. In addition, the Company is currently in negotiations with its existing banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing to pay off the existing lenders and to fund its working capital requirements. The Company currently is in the process of finalizing documents and the terms and conditions of the extension, which the Company believes will be granted. There, however, is no assurance that such extension will be granted or that the Company will be able to fulfill all of the conditions to such extension. The Company will continue to work towards securing adequate permanent financing to pay off the existing lenders and to fund its ongoing working capital requirements.

     The Company has placed orders to support its peak selling season using proceeds from the St. Barthelmey store sale as well as excess operational cash flows, including, those generated from the sale of older merchandise and discontinued categories.

     In addition to the above actions, the Company has entered into discussions to settle both the pending class action and the merger litigation. There, however, can be no assurances that these discussions will result in settlement of these actions or that any settlement will be on terms favorable to the Company.

     Qualification
     -------------

     The Company's ability to achieve its operating results included in its strategic plan is impacted by each of the factors described above. There can be no assurance that the Company will successfully execute its strategic plan including securing adequate financing to pay off its existing lenders and to fund its additional working capital needs.

     Included in this Note 3 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability, including, without limitation, the continued sale of certain store locations. Although the Company believes no further impairment losses are required at November 27, 1999, future strategic actions could result in additional store closings and material strategic charges and impairment losses.

4.   Income Taxes
     ------------

     Under an agreement, which expired at the end of August 1998 (subject to renewal), L.S. Wholesale benefited from a lower tax rate on its income earned outside the United States Virgin Islands, which had been taxed at a rate of 3.7% up through the end of fiscal 1998.

     The Company submitted its application for renewal of benefits and was notified by The Industrial Development Commission ("IDC") in October 1999 that the IDC had granted such renewal for a five year period. Thus, as a result of the renewal, L.S. Wholesale will enjoy the benefit of a 75% exemption from taxes on income received from activities conducted outside of the United States Virgin Islands, which results in an effective tax rate of approximately 9.3%. In addition, L.S. Wholesale will enjoy a 75% exemption from gross receipts tax.

     As the Company operates in multiple tax jurisdictions, it is subject to various tax exposure. At this time, in the opinion of management any resulting liability would not have a material impact on the Company's financial position.

5.   Credit Arrangements
     -------------------

     Historically, the Company has utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999 that effectively froze the Company's line of credit at its then and current level of $17.5 million. This amount consisted of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. The Company has reduced its existing debt to approximately $13.0 million, which consists of approximately $10.2 million in outstanding cash borrowings and approximately $2.8 million in contingent stand-by letters of credit, as of January 12, 2000. This represents approximately a 25% reduction in the Company's total outstanding debt. Upon release of the Antigua contingent stand-by letter of credit and the receipt of $2.0 million from the third party liquidator and payment of these funds to the banks, the Company will have reduced its outstanding debt to $10.8 million, or approximately a 38% reduction.

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

     The forbearance period under the Forbearance Agreement expired, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. The Company, however, is currently in negotiations with its banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing to pay off its existing lenders and to fund its working capital needs. The Company currently is in the process of finalizing documents and the terms and conditions of the extension, which the Company believes will be granted. There is no assurance that such extension will be granted, that the extension will be on favorable terms to the Company or that alternative financing will be obtained during any extension period. If the Company is unable to fulfill all of the conditions to such extension, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is actively exploring other financing alternatives. At this time, however, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing.

     Outstanding borrowings against these aforementioned now secured credit facilities totaled $8.4 million and $14.3 million as of November 27, 1999 and November 28, 1998, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $3.7 million and $4.1 million as of November 27, 1999 and November 28, 1998, respectively. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million at an annual interest rate of 7.25%, payable monthly. The principal was payable in equal quarterly payments over a four-year period commencing March 1997. As of November 27, 1999 and November 28, 1998, the principal outstanding on the term debt was approximately $3.4 million and $5.0 million, respectively. The weighted average interest rates incurred during fiscal 1999, 1998 and 1997 were approximately 8.4%, 8.1% and 7.9%, respectively.

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


                                                      Three Months Ended          Six Months Ended
                                                   ------------------------    ----------------------
                                                   11/27/99       11/28/98     11/27/99      11/28/98
                                                   --------       --------     --------      --------
Weighted average number of shares
 used in basic earnings per share
 calculation..................................     8,625           8,624          8,625        8,624

Dilutive effects of options...................       ---             ---            ---          ---

Weighted average number of shares
 used in diluted earnings per share
 calculation..................................     8,625           8,624          8,625        8,624

Shares under and outside the option plans
 excluded in computation of diluted earnings
 per share due to anti-dilutive effects.......     1,233             944          1,233          944

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

8.   Long-lived Assets
     -----------------

     The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. Due to several factors, including the Company's relationship with Rolex which is discussed further in Note 12, the Company recognized an impairment loss relating to the goodwill at the Company's World Gift Imports (Barbados) Limited subsidiary that totaled approximately $2.5 million during the fourth quarter of fiscal 1998. The impairment loss was classified as a component of selling, general and administrative expense for the year ended May 30, 1998. No other impairment losses were recognized during the quarters ended November 28, 1998.

     Included in Note 3 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability. Although the Company believes no further impairment losses are required at November 27, 1999, future strategic actions could result in additional store closings and material strategic charges and impairment losses.

9.   Statement of Financial Accounting Standards No. 123 - Accounting for Stock-
     ---------------------------------------------------------------------------
     based Compensation
     ------------------

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

10.  Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

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

11.  Advertising
     -----------

     The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising expenses consist primarily of advertisements with local, regional and national travel magazines, which are produced on a periodic basis and distributed to visiting tourists.
Additionally, fees are expensed as paid for promotional "port lecturer" and other programs directed primarily at cruise ship passengers.

12.  Commitments and Contingencies
     -----------------------------

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

     Sales of Rolex watches accounted for 3%, 26% and 24% of the Company's sales in fiscal 1999, 1998 and 1997, respectively. Rolex is the only manufacturer whose products accounted for more than 10% of the Company's sales in fiscal 1998 and 1997. Sales of products from the Swatch Group accounted for 10.4% in fiscal year 1999. In order to mitigate the impact on sales of the loss of Rolex products, the Company is exploring opportunities for expanding existing, and adding new, world class product lines in both watches and jewelry. In addition, the Company is increasing the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher priced fashion merchandise, including diamond, tanzanite, pearl and pearl accent classifications.

     To the extent that the Company is unable to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, the Company believes that the loss of Rolex will continue to have a material adverse effect on the Company's results of operations for the fiscal year ending May 27, 2000 and beyond.

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

     On May 21, 1999, the defendants filed their Answer, Affirmative Defenses, Counterclaims and Third Party Complaint. The defendants allege counterclaims against the Company and others for fraud, negligent misrepresentations, breach of the covenant of good faith and fair dealing and breach of the Merger Agreement, unfair competition and business libel, among others, primarily stemming from their allegations that the Company was responsible for their failure to consummate the Merger Agreement. The Company has entered into settlement discussions with the plaintiffs and all litigation related processes have been stayed pending resolution of these discussions. There, however, are no assurances that these discussions will result in a settlement of this action, or that any settlement will be on terms favorable to the Company.

Class Action Lawsuit
--------------------

     On March 22, 1999, a complaint was filed as a putative class action on behalf of certain stockholders of the Company in the United States District Court for the District of Delaware against the Company, certain of its existing and former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated the federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the plaintiff's amended complaint on December 7, 1999. The motion remains pending. The Company has entered into discussions to settle this action. There, however, are no assurances that these discussions will result in a settlement of this action, or that any settlement will be on terms favorable to the Company. As a result, at this time, management of the Company is unable to determine the financial impact this action may have on the Company's financial condition or results of operations.

Hurricane Damage
----------------

     On November 30, 1999, the Company announced that Hurricane Lenny, which hit certain Caribbean islands during the Company's second fiscal quarter of 2000, caused significant damage to the infrastructure of Dutch St. Maarten and French St. Martin, including hotels, cruise ship docks and other tourist facilities. While Little Switzerland sustained minimal property damage to its retail stores, one of the Company's stores on St. Martin was closed for 24 days and one for 33 days, one store on St. Maarten was closed for 12 days and the four St. Thomas stores were closed for 2 1/2 days each. As of December 20, 1999, all of the Company's stores were restored to normal operations.

     Interruption of the Company's business as a result of Hurricane Lenny has had an adverse impact on the Company's plans to accomplish, among others items, an extension of the Forbearance Agreement, repayment of debt to its existing lenders and obtaining alternative asset-based financing. In addition, the Hurricane has had an adverse impact on second quarter results, and is expected to have an adverse impact on third quarter results. At this time, the total financial impact on the Company's results of operations cannot be determined.

     The Company is currently in the process of preparing and filing insurance claims with its insurance carrier in connection with the hurricane damage to certain of the Company's properties and interruption of its business. In the third quarter, the Company has received $500,000 in advance proceeds with respect to such claims. However, at this time, the Company is unable to estimate the extent of any other insurance proceeds it will collect once these claims have been processed.

13.  Subsequent Events
     -----------------

     Sale of St. Lucia Fragrance Store
     ---------------------------------

     On December 1, 1999, the Company consummated the sale of all of its fragrance inventory and fixtures for the fragrance store located on the island of St. Lucia for an aggregate purchase price of

$150,000. In addition, the Company was able to reduce $180,000 outstanding under a St. Lucia contingent stand-by letter of credit. The Company used the proceeds from the sale to pay down its debt to its existing lenders under its credit facilities. The Company anticipates recording a minor loss on this transaction in the third quarter of fiscal 2000.

     Sale of Two St. Lucia Stores
     ----------------------------

     On December 28, 1999, the Company consummated the sale of all of the assets, of which $ 0.6 million was inventory, of its two stores located on the island of St. Lucia for an aggregate purchase price of approximately $1.0 million. In addition, the Company has been given approval by the St. Lucia customs authority to release the remaining $770,000 outstanding under contingent stand-by letters of credit. Prior to such sale, the Company had negotiated a reduction in its contingent stand-by letters of credit on the island of St. Lucia by $330,000. The Company used the $1.0 million proceeds and removal of the $770,000 contingent stand-by letters of credit to pay down its debt to its existing lenders under its credit facilities. The Company anticipates recording a minor loss on this transaction in the third quarter of fiscal 2000.

     Liquidation of Aged Inventory
     -----------------------------

     In order to raise funds to pay down its bank debt, the Company decided to accelerate the liquidation of discontinued and/or slow moving merchandise to a third party liquidator. The Company will receive an advance of $2.0 million for such sale, which, upon receipt by the Company, will be paid to its existing lenders to pay down its debt under the credit facilities. Upon completion of the sale, the Company will receive commissions on a pro-rated portion of any profits received in excess of the advanced $2.0 million and operational cost of the sale. In the second quarter of fiscal 2000, the Company has recorded a $1.3 million charge to cost of goods sold reflecting the impairment of this inventory.

     The third party liquidators will run a clearance sale through the end of May 2000 in one of the Company's Aruba stores and one store in French St. Martin. Upon completion of the clearance sale, the Company anticipates converting this Aruba store into an ongoing clearance center for the Company. In addition, the Company will review the operations of its two stores in French St. Martin to evaluate their future viability.

     The terms of this transaction were negatively impacted by Hurricane Lenny which caused damage to the infrastructure of St. Martin and has reduced tourist traffic to this island. As a result, the Company was required to make certain concessions to compensate for the increased risk to the third party liquidator. The Company plans to request coverage for these concessions in its business interruption insurance claim. See "Notes to Consolidated Financial Statements (unaudited), Footnote 12, Commitments and Contingencies" above.

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

     The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the Company's ability to obtain alternative financing to provide it with funds to pay off its existing lenders and to fund its working capital needs,
(ii) the Company's ability to maintain its relationship with its existing lenders, including with respect to the negotiation of the extension of the Forbearance Agreement, (iii) the Company's ability to successfully complete its strategic plan, (iv) the Company's ability to successfully remove the stand-by letters of credit in Antigua and in Barbados; (v) the frequency of tourist visits to the locations where the Company maintains retail stores, (vi) the Company's ability to retain relationships with its major suppliers of products for resale, (vii) the Company's ability to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, (viii) weather in the Company's markets, (ix) actions of the Company's competitors and the Company's ability to respond to such actions and (x) economic conditions that affect the buying patterns of the Company's customers. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

RECENT DEVELOPMENTS

NASDAQ Listing
--------------

     On November 10, 1999, The Nasdaq Stock Market, Inc. ("NASDAQ") informed the Company that it would permit the transfer of the Company's common stock to the NASDAQ SmallCap Market, effective as of the open of business on November 12, 1999. The Company's continued listing on the NASDAQ SmallCap Market was subject to certain conditions, including obtaining asset-based financing to pay down its existing debt and for working capital purposes and demonstrating a closing bid price at or above $1.00 per share prior to December 22, 1999; immediately thereafter, the Company was required to evidence a closing bid price at or above $1.00 per share for a minimum of ten consecutive trading days. The Company also had to be able to demonstrate compliance with all of the other NASDAQ SmallCap Market continued listing requirements.

     On December 21, 1999, the Company requested an additional extension from NASDAQ in order to meet all of the continued listing requirements imposed by NASDAQ. The stockholders of the Company approved a proposed reverse stock split on December 21, 1999 at the Company's annual meeting of stockholders that was initiated in an effort to meet the minimum bid price requirement. Subsequently, on

December 22, 1999, NASDAQ notified the Company that, based upon the Company's failure to meet certain continued listing requirements, including obtaining alternative asset-based financing to pay down existing debt and for working capital purposes, NASDAQ had delisted the Company's common stock from the NASDAQ SmallCap Market effective as of the close of business on December 22, 1999. The Company's common stock began trading on NASDAQ's Over-the-Counter Bulletin Board ("OTC") beginning with the open of business on December 23, 1999. The trading symbol for the Company's common stock on OTC is "LSVIC." As a result of Nasdaq's decision, the Company will not effectuate the reverse stock split which was approved by the Company's stockholders at its annual meeting held on December 21, 1999.

Subsequent Events
-----------------

     For a description of certain events that occurred since November 27, 1999, see "Notes to Consolidated Financial Statements (unaudited), Footnote 13, Subsequent Events."

Increased Marketing Efforts
---------------------------

     The Company has traditionally relied upon advertising in travel magazines and "port lectures" aboard major cruise ships to increase sales to cruise passengers. The Company has recently initiated a new sales promotion to supplement its existing marketing efforts. The Company has negotiated an exclusive arrangement with a major cruise line whereby cruise passengers will receive a gift while en route to a cruise ship destination where the Company has a store. The value of the gift can only be identified by presenting the gift at one of the Company's stores. Initial tests of this program have been successful in attracting an above average number of customers into our stores. There, however, is no assurance that these initial tests are indicative of the future number of customers.

YEAR 2000 READINESS DISCLOSURE

     The statements in the following section include "Year 2000 readiness disclosure" within the meaning the Year 2000 Information and Readiness Disclosure Act.

    Year 2000.  "Y2K Compliance" refers to the ability for information systems,
    ---------
software programs, computer hardware and other computer enhanced equipment to properly handle the processing of dated material properly for the year 2000 and beyond. Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were designed and developed without considering the impact of the millennium. If not corrected, many computer systems could fail or create erroneous results relating to the year 2000. If the Company or its significant suppliers have failed to make necessary modifications and conversions, the year 2000 issue could have an adverse effect on Company operations. The Company believes that its competitors face a similar risk. Information contained in this Quarterly Report pertains to the initiatives undertaken by the Company to insure full compliance with Y2K processing prior to the year 2000 and any subsequent events relating to the year 2000 which have occurred since January 1, 2000.

     Company's State of Readiness.  The Company developed plans to address the
     ----------------------------
possible exposures related to the impact on its computer systems of the year 2000 issue. Key financial, information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed plans have been developed for the required systems modifications or replacements. Progress against these plans was monitored and reported to management on a regular basis. Implementation of required changes to critical systems was completed prior to the end of the calendar year. The Company also focused on major suppliers to assess their compliance. The Company received assurances from certain suppliers that such suppliers would be year 2000 compliant and sought such assurances from its other material suppliers. Nevertheless, there can be no assurance that there will not be an adverse effect on the Company if third party governmental or business entities have not converted or replaced their systems in a timely manner and in a way that is compatible with the Company's systems. In the event a material supplier is not year 2000 compliant, the Company's business, financial condition and results of operations could be adversely affected.

     Compliance readiness analysis was conducted to determine the impact and requirements associated with all operational aspects of the Company, both internally and externally. Plans were implemented to modify, upgrade or replace equipment and software where necessary. Procedures were instituted to require all new and future contracts with outside vendors to ensure Y2K compliance in all products provided to the Company. Additionally, vendors providing services to the Company, such as security systems or banking services, were required to submit a statement of Y2K compliance.

      Outside servicers were contracted to upgrade all merchandising, warehouse and most financial systems. The majority of these systems were upgraded in May 1999 to full Y2K compliance. Upgrading and testing of all point of sale ("POS") and store systems was completed during the second quarter of fiscal 2000. A parallel test of the upgraded payroll system was completed by the end of September 1999. The Company determined that its existing general ledger system, which was upgraded to be compliant with Y2K requirements, should be replaced with a more efficient system. As a result, a project plan was developed and completed prior to December 31, 1999.

     Costs to Address Year 2000 Compliance.  Costs associated with year 2000
     -------------------------------------
compliance were primarily associated with acquiring outside contract personnel that have been required to modify and implement the various software systems. Some equipment was necessary as well as travel expense related to the POS roll out. Estimated total expenses related to the Y2K compliance were approximately $600,000. It is management's belief that with the actions taken by the Company, the Company was Y2K compliant before the beginning of year 2000. Continued testing and re-evaluation occurred to insure full compliance. With efforts for finalizing compliance, management believes that it has significantly reduced any adverse effect on the Company's business due to Y2K issues. However, there can be no assurance that the Company has identified and addressed all year 2000 issues before problems could arise.

     Contingency Plan.  As the Company is already operating in its fiscal year
     ----------------
2000, in July 1999, the Company upgraded its existing general ledger package to a version that was certified as being Y2K compliant. The Company developed a contingency plan to restore its store operations, merchandising and logistics, financial systems and computer operations in the event of a year 2000 failure. The Company has operating plans to guide key managers in the case of any material systems failure throughout the Company. As mentioned previously and as a contingent strategy, the Company upgraded and tested to Y2K standards its current financial system and installed a replacement financial system that is Y2K compliant.

     Impact of Year 2000.  To date, the Company has experienced minimal
     -------------------
interruption due to Year 2000 issues. Problems encountered to date related to customized programs that were inadvertently overlooked in converting to Y2K compliant programs. The majority of these programs have since been converted to Y2K complaint programs and currently are running without problems. As Y2K problems may arise throughout the calendar year, the Company will continue to monitor all of its computer equipment and software on a periodic basis.

     The preceding "Year 2000 Readiness Disclosure" contains various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its year 2000 project plan as well as its year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems were year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to year 2000 problems.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 27,
1999

General
-------

     The Company operated 20 luxury gift and jewelry stores as of November 27, 1999. However, subsequent to November 27, 1999, the Company consummated the sale of its two stores located on St. Lucia for an aggregate amount of approximately $1.8 million, thus reducing the current number of stores to 18. See "--Subsequent Events--Sale of Two St. Lucia Stores."

Net Sales
---------

     Net sales for the three-month period ended November 27, 1999, were $10.1 million, a 31.8% reduction from net sales of $14.8 million for the corresponding three-month period last fiscal year. Net sales for the six-month period ended November 27, 1999, were $23.9 million, a 24.8% reduction from net sales of $31.8 million for the corresponding six-month period last fiscal year. Net sales for comparable stores decreased approximately 26.3% in the three-month period ended November 27, 1999 and 17.5% in the six-month period ended November 27, 1999.

     Management attributes this reduction in sales primarily as a result of the absence of Rolex products in the Company's stores in the quarter ended November 27, 1999. (see Part I, Item 1 "Notes to Consolidated Financial Statements (unaudited)") and the impact of Hurricanes Floyd, Jose and Lenny. In addition, the Company was negatively impacted by lack of new merchandise receipts, uncertainty with the future of the Company at store level and significant reductions of ship calls in the Eastern Caribbean from the prior year. Cruise ship traffic was beginning to trend higher in November 1999 until the devastating impact of Hurricane Lenny.

Gross Profit
------------

     Gross profit as a percentage of net sales was 25.2% for the three-month period ended November 27, 1999 and 29.9% for the six-month period ended November 27, 1999, as compared to 40.0% and 42.8%, respectively, for the corresponding periods last fiscal year. In the three-month period ended November 27, 1999, the Company took a $1.3 million charge for merchandise sold to a third party liquidator for discontinued and/or slow moving merchandise. Excluding the $1.3 million charge, gross profit as a percentage of net sales would have been 38.5% and 35.5% for the three-month and six-month periods ended November 27, 1999, respectively. Management attributes the remaining margin reduction to short term measures taken throughout the second quarter of fiscal 2000 to raise liquidity.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, General and Administrative Expenses ("SG&A") for the three-month period ended November 27, 1999 were $6.1 million, or approximately 60.5% of net sales, and for the six-month period ended November 27, 1999 were $14.3 million, or approximately 59.7% of net sales. This compares to $9.2 million, or approximately 62.3% of net sales and $18.5 million or 58.2% of net sales, respectively, for the corresponding periods last fiscal year. The SG&A expense for the three-month period ended November 27, 1999 included a $1.0 million gain from the sale of the Company's stores on the islands of Antigua and St. Barthelmey. Excluding these gains, SG&A expense for the three-month and six-month periods ended November 27, 1999 would have been 71.4% and 64.0%, respectfully. The reduction in sales from the corresponding periods last year contributed to the higher SG&A cost as a percent of net sales. In addition, management also attributes the increase in SG&A to added costs for legal and consulting fees associated with the Company's actions taken during the three-month and six-month period to address the financial condition of the Company.

Other
-----

     Net interest expense for the three-month period ended November 27, 1999 was $315,000 and $593,000 for the six-month period ended November 27, 1999 as compared to $367,000 and $711,000, respectively, for the corresponding periods last fiscal year. The decrease in net interest expense reflects lower average borrowings compared to the corresponding periods last fiscal year.

     The Company's effective tax rates for the three-month and six-month periods ended November 27, 1999 were 0.0% and 0.0%, respectively, as compared to an effective tax rate of 0.0% for the corresponding periods last fiscal year.

Liquidity and Capital Resources
-------------------------------

     Net cash used in operations during the six-month period ended November 27, 1999 was $1.9 million as compared to $5.1 million for the corresponding period last year. Net cash used was able to remain below prior year despite increased losses due to reduction in inventory levels.

     Historically, the Company has utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999 that effectively froze the Company's line of credit at its then and current level of $17.5 million. This amount consisted of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Through January 12, 2000, the Company has reduced its existing debt under the credit facilities to approximately $13.0 million, which consists of approximately $10.2 million in outstanding cash borrowings and approximately $2.8 million in contingent stand-by letters of credit. This represents approximately a 25% reduction in the Company's total debt. Upon release of the Antigua contingent stand-by letter of credit and receipt of $2.0 million from the third party liquidator and the payment of such funds to the banks, the Company will have reduced its outstanding debt to $10.7 million, or approximately a 38% reduction.

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

    The forbearance period under the Forbearance Agreement expired, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. The Company, however, is currently in negotiations with its banks regarding an extension of the term of the Forbearance Agreement to enable the Company to find alternative financing to pay off the existing lenders and to fund its working capital needs. The Company currently is in the process of finalizing documents and the terms and conditions of the extension, which the Company believes will be granted. There is no assurance that such extension will be granted, that such extension will be on favorable terms to the Company or that alternative financing will be obtained during any extension period. If the Company is unable to fulfill all of the conditions to such extension, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is actively exploring other financing alternatives, including asset-based financing. In addition, the Company has been in varying levels of discussions with potential strategic partners regarding a potential investment in the Company and these discussions are continuing. At this time, however, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing or that it will be able to reach a definitive agreement with any third party.

     Outstanding borrowings against these aforementioned now secured credit facilities totaled $8.4 million and $14.3 million as of November 27, 1999 and November 28, 1998, respectively. Outstanding letters of credit against these credit facilities totaled $3.7 million and $4.1 million as of November 27, 1999 and November 28, 1998, respectively. Additionally, in February 1996, the Company secured term debt of approximately $8.9 million at an annual interest rate of 7.25%, payable monthly. The principal was payable in equal quarterly payments over a four-year period commencing March 1997. As of November 27, 1999 and November 28, 1998, the principal outstanding on the term debt was approximately $3.4 million and $5.0 million, respectively. The weighted average interest rates incurred during fiscal 1999, 1998 and 1997 were approximately 8.4%, 8.1% and 7.9%, respectively.

     Capital expenditures were approximately $.2 million for the six-month period ended November 27, 1999 compared to $.4 million for the corresponding period last year.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

    None.


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

     There have been no material changes in the second quarter of fiscal 2000 in the Company's civil actions which are pending against Lorraine Quetel, Lydia Magras and Bon Voyage Travel, Inc. in connection with the employee defalcation which occurred during the Company's fiscal year ended May 31, 1997. See "Notes to Consolidated Financial Statements (unaudited), Footnote 12, Commitments and Contingencies, Employee Defalcation Loss."

     On June 10, 1998, the Company filed a civil action in the United States District Court for the District of Delaware (Civil Action No. 98-315-SLR) against DRHC, Stephen G.E. Crane, DRHC's controlling shareholder, Young Caribbean Jewelry Company Limited, a Cayman Islands corporation,

Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. For a summary of the litigation proceedings with respect to this action, see "Part 1, Item 1, Notes to Financial Statements (unaudited), Footnote 12, Commitments and Contingencies." During the Company's second quarter of Fiscal 2000, the Company entered into settlement discussions with the plaintiffs in this action and all litigation related processes have been stayed pending resolution of these discussions. There, however, are no assurances that these discussions will result in a settlement of this action or that any settlement will be on terms favorable to the Company.

     On March 22, 1999, a complaint was filed as a putative class action on behalf of certain stockholders of the Company in the United States District Court for the District of Delaware (Civil Action No.99-176) against the Company, certain of its former officers and directors, DRHC and Stephen G.E. Crane. For a summary of the litigation proceedings with respect to this action, see "Part 1,
Item 1, Notes to Financial Statements (unaudited), Footnote 12, Commitments and Contingencies." The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the amended complaint on December 7, 1999. This motion remains pending. The Company also has entered into discussions to settle this action. There, however, are no assurances that these discussions will result in a settlement of this action or that any settlement will be on terms favorable to the Company.

     The Company is involved in various other legal proceedings which, in the opinion of management, are not likely to result in a material adverse effect on the financial condition or results of operations.

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

    27.1  Financial Data Schedule is filed herewith as Exhibit 27.1.


(b) Reports on Form 8-K during the quarter ended November 27, 1999. The registrant filed the following Current Reports on Form 8-K during the quarter ended November 27, 1999:

    1. On November 19, 1999, the Company filed a Current Report on Form 8-K disclosing that a proposal for a one-for-five reverse stock split of the Company's common stock would be voted on at the annual meeting of shareholders scheduled for December 21, 1999 (the "Annual Meeting"), and that The Nasdaq Stock Market, Inc. ("NASDAQ") approved the transfer of the Company's common stock to the NASDAQ SmallCap Market under the symbol "LSVIC", subject to certain conditions and effective as of the open of business on November 12, 1999. In addition, the Company reported that certain tax benefits had been renewed for its wholly-owned subsidiary, L.S. Wholesale, Inc., and that the Company's store on the island of Antigua had been sold. Finally, the report indicated that the Company's board of directors nominated Peter R. McMullin and Kenneth W. Watson for election as Class II directors at the Annual Meeting and that the board of directors expanded from a six to eight member board with the appointment of Seymour Holtzman as a Class III director (for a term expiring at the 2000 annual meeting of shareholders) and Richard Siegel as a Class I director (for a term expiring at the annual meeting of shareholders in 2001), each effective as of December 21, 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LITTLE SWITZERLAND, INC.


Date: January ___, 2000         /s/ Patrick J. Hopper
                                ------------------------------
                                Patrick J. Hopper
                                Chief Financial Officer,
                                Vice President and Treasurer
                                [Authorized Officer and Principal Financial and
                                Accounting Officer]