Form 10-Q
period 2000-02-26
LITTLE SWITZERLAND INC/DE
filed 2000-04-11
CIK 875523

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ________________________

                                   FORM 10-Q

     : Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 26, 2000

                                      or

     9 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                         YES    X      NO _____
                              -----

At April 11, 2000, 8,630,995 shares of $.01 par value common stock of the registrant were outstanding.

                           LITTLE SWITZERLAND, INC.

                              INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED FEBRUARY 26, 2000

                                                                                                         PAGE
PART I.   FINANCIAL INFORMATION

Item 1. Financial statements
        Consolidated Balance Sheets as of February 26, 2000 (unaudited) and May 29, 1999                    2

        Consolidated Statements of Operations (unaudited) for the three and nine months ended
        February 26, 2000 and February 27, 1999                                                             3

        Consolidated Statements of Cash Flows (unaudited) for the nine months ended
        February 26, 2000 and February 27, 1999                                                             4

        Notes to Consolidated Financial Statements (unaudited)                                              5-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              16-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         21

PART II.  OTHER INFORMATION                                                                                21

Item 1. Legal Proceedings                                                                                  21-22

Item 6. Exhibits and Reports of Form 8-K                                                                   22-23

Signature Page                                                                                             24

PART I.  FINANCIAL INFORMATION

Item 1. Financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                   (Unaudited)
                                                                                   February 26,     May 29,
                           Assets                                                      2000           1999
                                                                                     -------        -------
Current Assets:
 Cash and cash equivalents..........................................                 $ 2,489        $ 2,739
 Accounts receivable................................................                   1,284            560
 Inventory..........................................................                  30,732         38,195
 Prepaid expenses and other current assets..........................                   1,346          1,111
                                                                                     -------        -------
  Total current assets..............................................                  35,851         42,605

Property, Plant and Equipment, at Cost..............................                  34,706         36,999
 Less -- Accumulated depreciation...................................                  19,497         19,051
                                                                                     -------        -------
                                                                                      15,209         17,948
Other assets........................................................                     472            291
                                                                                     -------        -------

  Total assets......................................................                 $51,532        $60,844
                                                                                     =======        =======

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Secured demand notes..............................................                 $10,175        $13,275
  Accounts payable..................................................                   8,733          5,205
  Accrued and currently deferred income taxes.......................                     637          1,715
  Other accrued expenses............................................                   4,468          3,641
                                                                                     -------        -------
  Total current liabilities.........................................                  24,013         23,836

Long-term Debt......................................................                      --             --

Deferred Income Taxes...............................................                     202            202
                                                                                     -------        -------

  Total liabilities.................................................                  24,215         24,038
                                                                                     -------        -------

Commitments and Contingencies.......................................

Minority Interest...................................................                   1,619          1,619

Stockholders' Equity:

  Preferred stock, $.01 par value --
     Authorized--5,000 shares
     Issued and outstanding -- none.................................                      --             --
  Common stock, $.01 par value --
     Authorized -- 20,000 shares
     Issued and outstanding--8,631 and 8,625 shares
     at February 26, 2000 and May 29, 1999, respectively............                      87             87
  Capital in excess of par..........................................                  15,605         15,601
  Retained earnings.................................................                  10,006         19,499
                                                                                     -------        -------
     Total stockholders' equity.....................................                  25,698         35,187
                                                                                     -------        -------

     Total liabilities, minority interest and stockholders' equity..                 $51,532        $60,844
                                                                                     =======        =======

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (in thousands except per share data)
                                  (unaudited)

                                       For the three months ended    For the nine months ended

                                       February 26,   February 27,   February 26,  February 27,
                                             2000           1999           2000          1999
                                           -------        -------        -------       -------
Net sales............................      $17,602        $25,787        $41,511       $57,574

Cost of sales (see Note 3)...........       10,153         15,253         26,910        33,444
                                           -------        -------        -------       -------

 Gross profits.......................        7,449         10,534         14,601        24,130

Selling, general and administrative
 expenses............................        8,622         11,265         22,925        29,751
                                           -------        -------        -------       -------

 Operating (loss)....................       (1,173)          (731)        (8,324)       (5,621)

Interest expense, net................          277            307            869         1,018
                                           -------        -------        -------       -------

 (Loss) before income taxes..........       (1,450)        (1,038)        (9,193)       (6,639)

Provision for income taxes...........          100            300            300           900
                                           -------        -------        -------       -------

Net loss.............................      $(1,550)       $(1,338)       $(9,493)      $(7,539)
                                           =======        =======        =======       =======

Basic and diluted (loss)

 Per share...........................      $ (0.18)       $  (.16)       $ (1.10)      $ (0.87)
                                           =======        =======        =======       =======

          See accompanying notes to consolidated financial statements

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                      For the nine months ended

                                                                                      February 26,   February 27,
                                                                                             2000           1999
                                                                                           -------       --------
Cash flows from operating activities:
  Net (loss)........................................................................       $(9,493)      $ (7,539)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities--
   Depreciation.....................................................................         2,005          1,848
   Store closings expense...........................................................           ---          1,668
   Gains (loss) on dispositions and sales of certain assets, net....................          (775)           ---
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable.....................................          (850)          (459)
     Decrease (increase) in inventory...............................................         4,490          6,187
     (Increase) decrease in prepaid expenses and
      other current assets..........................................................            26           (219)
     (Increase) Decrease in other assets............................................           ---              2
     (Decrease) increase in accounts payable........................................         3,528         (2,467)
     (Decrease) in other accrued expenses and
      deferred income...............................................................           827            547
     (Decrease) in accrued and currently deferred
      income taxes..................................................................        (1,078)           843

  Net cash provided by (used in) operating activities...............................        (1,320)           411

Cash flows from investing activities:
  Capital expenditures..............................................................          (103)          (614)
  (Increase) Decrease in other assets...............................................          (181)           ---
  Proceeds from sales of certain assets.............................................         4,450            ---
                                                                                           -------       --------
  Net cash (used in) investing activities...........................................         4,166           (614)

Cash flows from financing activities:
  Proceeds from unsecured notes payable.............................................           ---         24,998
  Repayments of secured notes payable...............................................        (3,100)           ---
  Repayments of unsecured notes payable.............................................           ---        (22,623)
  Repayments of long term borrowings................................................           ---         (1,669)
  Issuance of common stock..........................................................             4            ---

   Net cash provided by financing activities........................................        (3,096)           706

   Net (decrease) increase in cash and cash equivalents.............................          (250)           503

Cash and cash equivalents, beginning of period......................................         2,739          2,278

Cash and cash equivalents, end of period............................................       $ 2,489       $  2,781

During the nine months ended February 26, 2000 and February 27, 1999, the Company paid income taxes of $1,284 and $56, respectively, and paid interest of $810 and $1,114, respectively.

          See accompanying notes to consolidated financial statements

1.  Consolidated Financial Statements
    ---------------------------------

    The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of February 26, 2000 and February 27, 1999 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended May 29, 1999 and latest Quarterly Report on Form 10-Q for the quarterly periods ended August 28, 1999 and November 27, 1999.

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

3.  Management's Plans
    ------------------

    Existing Situation
    ------------------

    The Company continues to operate without a long-term credit facility to fund its working capital needs. The Company is negotiating a standstill agreement with its existing lenders which would replace the Forbearance Agreement that expired on August 31, 1999. (See "Notes to Consolidated Financial Statements (unaudited) Footnote 5, Credit Arrangements" below). In addition, the Company is currently in negotiations with an investment bank and an asset based lender to secure new financing and repay its existing lenders. There is no assurance that the Company will be able to successfully execute such measures.

    The original Forbearance Agreement entered into on April 1, 1999, effectively froze the Company's existing line of credit at its then level of $17.5 million. This amount consisted of $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. The Company has since decreased its existing debt to approximately $12.8 million, consisting of approximately $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit, as of April 11, 2000. This represents approximately a 27% reduction in the Company's total outstanding debt.

    In connection with the Forbearance Agreement, the Company and its subsidiaries granted a security interest to the lenders against their personal property. The forbearance period under the Forbearance Agreement expired on August 31, 1999, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. As a result, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is in the process of finalizing documents and the terms and conditions of a standstill agreement with its lenders. There, however, is no assurance that such agreement will be entered into or that the Company will be able to fulfill all of the conditions to such agreement.

    In addition, the Company is attempting to sell its Barbados operations, which, if achieved, would generate cash for working capital purposes and facilitate the removal of the remaining $2.6 million in contingent stand-by letters of credit. If the sale is completed, the lenders have agreed to allow the Company to use approximately 75% of the cash received from such sale for working capital purposes and the Company would also anticipate the removal of the $2.6 million in letters of credit.


    Strategic Plan
    --------------

    Management continues to implement Phase I of its strategic plan to address the Company's current financial condition and rebuild its business. The major components of the strategic plan, in the order of priority, and the status of each initiative are:

    . Reduction of the Company's debt to existing lenders through, in part, strategic sales of non-core assets, liquidation of older and/or discontinued merchandise and securing a new working capital facility with an asset based lender.

          To date, the Company has successfully reduced its debt to existing lenders while working to secure a new working capital facility. At this time, there is no assurance that the Company will be successful beyond the measures completed to date.

          The Company had identified certain discontinued and/or slow moving merchandise, which it had intended to sell for cash to a third party liquidator. Due to the Company's inability to obtain a secondary lien on its inventory for collateral purposes, the Company will not receive an up-front payment for this transaction and, therefore, has not entered into such an arrangement. In the alternative, the Company employed the liquidator as a consultant to liquidate the merchandise on the Company's behalf. This sale was completed on March 31, 2000. See "Notes to Consolidated Financial Statements (Unaudited), Footnote 3, Management's Plans--Liquidation of Aged Inventory" below.

    . Exiting redundant Eastern Caribbean locations and analyzing expansion opportunities in the Western Caribbean as desirable space becomes available.

          The Company has determined which of its current markets are either core, secondary or redundant markets. The Company has decided to exit the redundant markets of St. Lucia and Antigua and has sold its stores located on these islands (see "Notes to Financial Statements (unaudited), Footnote 3, Management's Plans-Actions Taken through April 11, 2000" below). In addition, due in part to the requirements to maintain substantial stand-by letters of credit, the Company has decided to exit the Barbados market and is attempting to sell its operations there. This is the last of the markets in which the Company maintains stores requiring stand-by letters of credit to be maintained.

          The Company has preliminarily identified locations in other markets as expansion opportunities and intends to consider these opportunities when additional financing becomes available.

    Phase II of our Strategic Plan to return the Company to profitability is to eliminate operating losses through executing a strategy that reduces overhead expenses, improves margins and increases comparable store sales. This plan reflects a streamlined business that, if achieved, would return the Company to profitability over the next two years. This plan incorporates the following:

    . Recruiting a senior operations team with a proven track record of improving retail store sales productivity.

          At the end of the third quarter, the Company recruited and hired a seasoned Senior Vice President of store operations with over 12 years multi-store operations experience as an Executive Officer. In addition, the company has recruited and hired a new Director of Retail Operations.

    . Recruiting a seasoned marketing team to improve our market penetration with the core cruise ship client market and the secondary hotel client market.

          At the beginning of the fourth quarter the Company recruited and hired a seasoned Divisional Vice president of marketing with over 12 years of experience in Duty Free Retail in the Eastern and Western Caribbean. In addition, the Company also recruited and hired a Director of Marketing with comparable experience with the cruise industry in the Caribbean.

    . Improving margins by improving our merchandise mix and eliminating unnecessary point of sale markdowns.

          The Company continues to receive a fresh mix of new merchandise, which, when coupled with the clearance of discontinued products has contributed to our third quarter margin improvement. In the third quarter of 2000, gross margins improved to 42.3% from the prior year's quarter of 40.8%.

    Phase III of our Strategic Plan, which we plan to implement in the future, to return the Company to profitability incorporates the following:

    . Developing an assortment of branded Little Switzerland merchandise while importing designer boutiques in existing Little Switzerland stores.

    . Developing a new e-commerce strategy to leverage the Little Switzerland duty free shopping concept.

    The Company believes that the actions taken through April 11, 2000 were necessary to raise cash to substantially pay down its existing lenders, maintain current in obligations to its suppliers and reduce the exposure for a new lender. Concurrently, the Company is working to obtain alternative financing from and is still in active negotiations with an asset based lender that would provide the Company with additional funds to repay its lenders and to fund the Company's working capital requirements.

    The Company is still in varying levels of discussions with potential strategic partners regarding a potential investment in the Company. One party elected not to move forward after completing due diligence. There is no assurance that the Company will be able to reach a definitive agreement with the remaining parties.

    Finally, the Company is reviewing all aspects of its operations in an effort to reduce its losses going forward. The Company will continue to take strategic restructuring related charges into the fourth quarter of fiscal 2000 as it continues to reduce its operating costs.

    Actions Taken Through April 11, 2000
    ------------------------------------

    Sale of St. Barthelmey Store
    ----------------------------

    On August 31, 1999, the Company consummated the sale of all of the fixed assets and inventory of its store located on the island of St. Barthelmey pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $1.3 million. In the third quarter of fiscal 2000, the Company used $400,000 in proceeds that had been released from escrow, to pay down its debt to its existing lenders under its credit facilities. The Company recorded a gain of $537,000 on this transaction in the second quarter of fiscal 2000.

    Sale of Antigua Store
    ---------------------

    On November 12, 1999, the Company consummated the sale of all of the fixed assets and inventory, of which $0.8 million was inventory, of its store located on the island of Antigua for an aggregate purchase price of $2.0 million. In addition, the Company has requested from the customs authority a release of the Antigua contingent stand-by letter of credit in the amount of $330,000. The Company anticipates that this contingent stand-by letter of credit will be released without material exposure to the Company. The Company has received a $1.5 million payment during the second quarter of fiscal 2000 and the balance of the purchase price is to be paid in two installments in the spring of 2000. The first installment payment of $.2 million was received in early March. The Company used the $1.5 million in proceeds to pay down its debt to its existing lenders under its credit facilities. The Company recorded a gain of $487,000 on this transaction in the second quarter of fiscal 2000.

    Sale of St. Lucia Fragrance Store
    ---------------------------------

    On December 1, 1999, the Company consummated the sale of all of its fragrance inventory and fixtures for the fragrance store located on the island of St. Lucia for an aggregate purchase price of $150,000. In addition, the Company was able to reduce $180,000 outstanding under a St. Lucia contingent stand-by letter of credit. The Company used the proceeds from the sale to pay down its debt to its existing lenders under its credit facilities. The Company recorded a loss of ($41,000) on this transaction in the third quarter of fiscal 2000.

    Sale of Two St. Lucia Stores
    ----------------------------

    On December 28, 1999, the Company consummated the sale of all of the assets, of which $ 0.6 million was inventory, of its two stores located on the island of St. Lucia for an aggregate purchase price of approximately $1.0 million. In addition, the Company has released the remaining $770,000 outstanding under contingent stand-by letters of credit. Prior to such sale, the Company had negotiated a reduction in its contingent stand-by letters of credit on the island of St. Lucia by $330,000. The Company used the $1.0 million proceeds and removal of the $770,000 contingent stand-by letters of credit to pay down its debt to its existing lenders under its credit facilities. The Company recorded a loss of ($208,000) on this transaction in the third quarter of fiscal 2000.

    Liquidation of Aged Inventory
    -----------------------------

    In order to raise funds to pay down its bank debt, the Company decided to accelerate the liquidation of discontinued and/or slow moving merchandise in a transaction with a third party liquidator. The Company was to have received an advance of $2.0 million for such sale, which, upon receipt by the Company, was to be paid to its existing lenders to reduce its debt under the credit facilities. Upon completion of the sale, the Company was to receive commissions on any profits received in excess of the advanced $2.0 million and operational cost of the sale. In the second quarter of fiscal 2000, the Company recorded a $1.3 million charge to cost of goods sold reflecting the impairment of this inventory.

    The terms of this transaction were negatively impacted by Hurricane Lenny, which caused damage to the infrastructure of St. Martin and reduced tourist traffic to this island. As a result, the Company was required to make certain concessions to compensate for the increased risk to the third party liquidator. These concessions included granting a second lien on its inventory as collateral to compensate for increased risk. The Company's lenders did not approve this second lien, therefore, the Company was unable to consummate the sale of the inventory as originally negotiated for an up-front cash payment. Instead, the Company engaged the liquidator as a consultant to liquidate the merchandise on the Company's behalf. The third party liquidator conducted the clearance sale through the end of March 2000 in one of the Company's stores in Aruba and one store in French St. Martin. Subsequently, the Company has taken control of the clearance sale and will continue to operate it until its business interruption claim, filed as a result of disruption due to Hurricane Lenny, is finalized. The Company plans to request coverage for all concessions required as a result of Hurricane Lenny in its business interruption insurance claim. See "Notes to Consolidated Financial Statements (unaudited), Footnote 11, Commitments and Contingencies" below.

    Management Changes
    ------------------

    In the month of February, the Company hired three senior level employees. Joining the Company are Michael Pepper, Brenda Pepper and Zona Corbin as Senior Vice President Operations, Director of Retail Operations and Director of Marketing, respectively. In addition, the Company has also hired Walter Darr Conradson as Divisional Vice President of Marketing effective April 1, 2000.

    Finally, the company has promoted Alfred "Pat" Bailey to Divisional Vice President Distribution and Store Development. Pat replaces Raoul Mills who resigned in early March for personal reasons.

    Actions In Progress
    -------------------

    The Company's new management team is committed to continuing progress on the initiatives taken to date. This team will continue to attempt to secure a greater range of world class luxury products for sale in the Company's stores. Included in this process will be a focus on improving gross margin and inventory turnover.

    Through April 11, 2000, the Company has decreased its existing debt under the credit facilities to approximately $12.8 million, which consists of approximately $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. This represents approximately a 27% reduction in the Company's total outstanding debt.

    The Company continues to operate without a long-term credit facility to fund its working capital needs. The Company is negotiating a standstill agreement with its existing lenders which would replace the Forbearance Agreement that expired on August 31, 1999. (See "Notes to Consolidated Financial Statements (unaudited) Footnote 5, Credit Arrangements" below). In addition, the Company is currently in negotiations with an investment bank and an asset based lender to secure new financing and repay its existing lenders. There is no assurance that the Company will be able to successfully execute such measures.

    In addition to the above actions, the Company has entered into discussions to settle both the pending class action and the merger litigation. There, however, can be no assurances that these discussions will result in settlement of these actions or that any settlement will be on terms favorable to the Company. See "Notes to Consolidated Financial Statements (unaudited), Footnote 11, Commitments and Contingencies--Destination Retail Holdings Corporation and-- Class Action Lawsuit" below.

    Qualification
    -------------

    The Company's ability to achieve its operating results included in its strategic plan is impacted by each of the factors described above. There can be no assurance that the Company will successfully execute its strategic plan including securing adequate financing to pay off its existing lenders and to fund its additional working capital needs.

    Included in this Note 3 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability, including, without limitation, the continued sale of certain store locations. Although the Company believes no further impairment losses are required at February 26, 2000, future strategic actions could result in additional store closings and material strategic charges and impairment losses.

4.  Income Taxes
    ------------

    Under an agreement, which expired at the end of August 1998 (subject to renewal), L.S. Wholesale benefited from a lower tax rate on its income earned outside the United States Virgin Islands, which had been taxed at a rate of 3.7% up through the end of fiscal 1998.

    The Company submitted its application for renewal of benefits and was notified by The Industrial Development Commission ("IDC") in October 1999 that the IDC had granted such renewal for a five-year period. Thus, as a result of the renewal, L.S. Wholesale will enjoy the benefit of a 75% exemption from taxes on income received from activities conducted outside of the United States Virgin Islands, which results in an effective tax rate of approximately 9.3%. In addition, L.S. Wholesale will enjoy a 75% exemption from gross receipts tax.

    As the Company operates in multiple tax jurisdictions, it is subject to various tax exposures. At this time, in the opinion of management any resulting liability would not have a material impact on the Company's financial position.

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

    In connection with the Forbearance Agreement, the Company and its subsidiaries granted a security interest to the lenders against their personal property. The forbearance period under the Forbearance Agreement expired on August 31, 1999, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. As a result, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is in the process of finalizing documents and the terms and conditions of a standstill agreement with its lenders. There, however, is no assurance that such agreement will be entered into or that the Company will be able to fulfill all of the conditions to such agreement. The Company currently is actively exploring other financing alternatives. At this time, however, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing.

    Outstanding borrowings against these aforementioned now secured credit facilities totaled $12.8 million and $14.4 million as of February 26, 2000 and February 27, 1999, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million and $4.1 million as of February 26, 2000 and February 27, 1999, respectively. The weighted average interest rates incurred during fiscal 1999, 1998 and 1997 were approximately 8.4%, 8.1% and 7.9%, respectively.

    The Company continues to operate without a long-term credit facility to fund its working capital needs. The Company is negotiating a standstill agreement with its existing lenders which would replace the Forbearance Agreement that expired on August 31, 1999. In addition, the Company is currently in negotiations with an investment bank and an asset based lender to secure new financing and repay its existing lenders. There is no assurance that the Company will be able to successfully execute such measures.

    The Company has reduced its existing debt to approximately $12.8 million, which consists of approximately $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit, as of April 11, 2000. This represents approximately a 27% reduction in the Company's total outstanding debt.

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

                                                Three Months Ended  Nine Months Ended
                                                ------------------  ------------------
                                                02/26/00  02/27/99  02/26/00  02/27/99
                                                --------  --------  --------  --------
Weighted average number of shares
 used in basic earnings per share
 calculation..................................     8,630     8,624     8,628     8,624

Dilutive effects of options...................       ---       ---       ---       ---

Weighted average number of shares
 used in diluted earnings per share
 calculation..................................     8,630     8,624     8,628     8,624

Shares under and outside the option plans
 excluded in computation of diluted earnings
 per share due to anti-dilutive effects.......     1,344       904     1,344       904

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

8.  Long-lived Assets
    -----------------

    The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. Due to several factors, including the Company's relationship with Rolex which is discussed further in Note 11, the Company recognized an impairment loss relating to the goodwill at the Company's World Gift Imports (Barbados) Limited subsidiary that totaled approximately $2.5 million during the fourth quarter of fiscal 1998. The impairment loss was classified as a component of selling, general and administrative expense for the year ended May 30, 1998. No other impairment losses were recognized during the quarters ended February 26, 2000.

    Included in Note 3 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability. Although the Company believes no further impairment losses are required at February 26, 2000, future strategic actions could result in additional store closings and material strategic charges and impairment losses.

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

    The Company is still in settlement negotiations with the defendant, however, there are no assurances that these discussions will result in a settlement of this action, or that any settlement will be on terms favorable to the Company. Additionally, as a result of the parties' failure to reach a settlement to date, the court has scheduled a trial to begin on May 22, 2000.

Class Action Lawsuit
--------------------

    On March 22, 1999, a complaint was filed as a putative class action on behalf of certain stockholders of the Company in the United States District Court for the District of Delaware against the Company, certain of its existing and former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated the federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the plaintiff's amended complaint on December 7, 1999. On January 28, 2000, the plaintiffs filed their opposition to the motion to dismiss. The motion remains pending. The Company has entered into discussions to settle this action. There, however, are no assurances that these discussions will result in a settlement of this action, or that any settlement will be on terms favorable to the Company. As a result, at this time, management of the Company is unable to determine the financial impact this action may have on the Company's financial condition or results of operations.

    The Company is also party to various pending legal claims and proceedings. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements, which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations. See Part II - Other Information, Item 1 "Legal Proceedings."

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

    Interruption of the Company's business as a result of Hurricane Lenny has had an adverse impact on the Company's plans to accomplish, among others items, an extension of the Forbearance Agreement, repayment of debt to its existing lenders, consummating a deal to sell liquidation goods to a third party and obtaining alternative asset-based financing. In addition, the Hurricane has had an adverse impact on second quarter and third quarter results. At this time, the total financial impact on the Company's results of operations cannot be determined.

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

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the Company's ability to obtain alternative financing to provide it with funds to pay off its existing lenders and to fund its working capital needs,
(ii) the Company's ability to maintain its relationship with its existing lenders, including with respect to the negotiation of a Standstill Agreement,
(iii) the Company's ability to successfully complete its strategic plan, (iv) the Company's ability to successfully remove the stand-by letters of credit in Antigua and in Barbados; (v) the frequency of tourist visits to the locations where the Company maintains retail stores, (vi) the Company's ability to retain relationships with its major suppliers of products for resale, (vii) the Company's ability to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world class product lines in both watches and jewelry, (viii) weather in the Company's markets, (ix) actions of the Company's competitors and the Company's ability to respond to such actions and (x) economic conditions that affect the buying patterns of the Company's customers. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

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

    On December 21, 1999, the Company requested an additional extension from NASDAQ in order to meet all of the continued listing requirements imposed by NASDAQ. The stockholders of the Company approved a proposed reverse stock split on December 21, 1999 at the Company's annual meeting of stockholders that was initiated in an effort to meet the minimum bid price requirement. Subsequently, on December 22, 1999, NASDAQ notified the Company that, based upon the Company's failure to meet certain continued listing requirements, including obtaining alternative asset-based financing to pay down existing debt and for working capital purposes, NASDAQ had delisted the Company's common stock from the NASDAQ SmallCap Market effective as of the close of business on December 22, 1999. The Company's common stock began trading on NASDAQ's Over-the-Counter Bulletin Board ("OTC") beginning with the open of business on December 23, 1999. The trading symbol for the Company's common stock on OTC is "LSVIC." As a result of Nasdaq's decision, the Company did not effectuate the reverse stock split which was approved by the Company's stockholders at its annual meeting held on December 21, 1999.

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

    Impact of Year 2000. To date, the Company has experienced minimal
    -------------------
interruption due to Year 2000 issues. Problems encountered to date related to customized programs that were inadvertently overlooked in converting to Y2K compliant programs. The majority of these such programs have since been converted to Y2K complaint programs and currently are running without problems. As Y2K problems may arise throughout the calendar year, the Company will continue to monitor all of its computer equipment and software on a periodic basis.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 26,
2000

General
-------

    The Company operated 18 luxury gift and jewelry stores as of February 26, 2000. The company is initiating various stages of its strategic plan to address the Company's current financial condition and rebuild its business See "Notes to Consolidated Financial Statements (unaudited) Footnote 3, Management's Plans" above.

Net Sales
---------

    Net sales for the three-month period ended February 26, 2000, were $17.6 million, a 31.7% reduction from net sales of $25.8 million for the corresponding three-month period last fiscal year. Net sales for the nine-month period ended February 26, 2000, were $41.5 million, a 27.9% reduction from net sales of $57.6 million for the corresponding nine-month period last fiscal year. Net sales for comparable stores decreased approximately 21.9% in the three-month period ended February 26, 2000 and 22.5% in the nine-month period ended February 26, 2000. Management attributes this reduction in sales primarily to the continuing impact of Hurricanes Floyd, Jose and Lenny, as well as dramatically reduced tourist traffic over the millennium due to Y2K and terrorism scares. These reductions were partially offset by receipt of new merchandise, however, delays in receiving merchandise at the Company's store locations over the Christmas and New Year's holidays negatively impacted the sales effort.

Gross Profit
------------

    Gross profit as a percentage of net sales was 42.3% for the three-month period ended February 26, 2000 and 35.2% for the nine-month period ended February 26, 2000, as compared to 40.9% and 41.9%, respectively, for the corresponding periods last fiscal year. The increase in gross profit margin in the three-month period ended February 26, 2000 was primarily due to the receipt of significant new merchandise in the Company's stores and strong sell through of this new merchandise in the peak-selling season. In the nine-month period ended February 26, 2000, the Company took a $1.3 million charge for discontinued and/or slow moving merchandise planned to be liquidated. Excluding the $1.3 million charge, gross profit as a percentage of net sales would have been 38.3% for the nine-month period ended February 26, 2000. Management attributes the remaining margin reduction to short term measures taken throughout the first and second quarter of fiscal 2000 to improve liquidity.

Selling, General and Administrative Expenses
--------------------------------------------

    Selling, General and Administrative Expenses ("SG&A") for the three-month period ended February 26, 2000 were $8.6 million, or approximately 49.0% of net sales, and for the nine-month period ended February 26, 2000 were $22.9 million, or approximately 55.2% of net sales. This compares to $11.3 million, or approximately 43.7% of net sales and $29.8 million or 51.7% of net sales, respectively, for the corresponding periods last fiscal year. The SG&A expense for the three-month period ended February 26, 2000 included a $249,000 loss from the sale of the Company's stores on the island of St Lucia. Excluding this loss, SG&A expense for the three-month and nine-month periods ended February 26, 2000 would have been 47.6% and 54.6%, respectively. The reduction in sales from the corresponding periods last year contributed to the higher SG&A cost as a percent of net sales. In addition, management also attributes the increase in SG&A to added costs for legal and consulting fees associated with the Company's actions taken during the three-month and nine-month periods to address the financial condition of the Company.

Other
-----

    Net interest expense for the three-month period ended February 26, 2000 was $277,000 and $869,000 for the nine-month period ended February 26, 2000 as compared to $307,000 and $1,018,000, respectively, for the corresponding periods last fiscal year. The decrease in net interest expense reflects lower average borrowings compared to the corresponding period's last fiscal year.

    The Company's effective tax rates for the three-month and nine-month periods ended February 26, 2000 were 0.0% and 0.0%, respectively, as compared to an effective tax rate of 0.0% for the corresponding periods last fiscal year.

Liquidity and Capital Resources
-------------------------------

    Net cash used in operations during the nine-month period ended February 26, 2000 was $1.3 million as compared to $.4 million net cash provided by operations for the corresponding period last year. Net cash used was able to remain below prior year despite increased losses due to reduction in inventory levels.

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

    In connection with the Forbearance Agreement, the Company and its subsidiaries granted a security interest to the lenders against their personal property. The forbearance period under the Forbearance Agreement expired on August 31, 1999, and the Company is currently in default under certain of the covenants contained in such Forbearance Agreement. As a result, the banks may exercise their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements. If the banks accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company does not believe that it will have sufficient funds available to make such payments and such action by the banks will have a material adverse effect on the Company. The Company currently is in the process of finalizing documents and the terms and conditions of a standstill agreement with its lenders. There, however, is no assurance that such agreement will be entered into or that the Company will be able to fulfill all of the conditions to such agreement. The Company currently is actively exploring other financing alternatives. At this time, however, the Company does not have any firm commitments from other lenders or third parties to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing.

    Outstanding borrowings against these aforementioned now secured credit facilities totaled $12.8 million and $14.4 million as of February 26, 2000 and February 27, 1999, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million and $4.1 million as of February 26, 2000 and February 27, 1999, respectively. The weighted average interest rates incurred during fiscal 1999, 1998 and 1997 were approximately 8.4%, 8.1% and 7.9%, respectively.

    The Company continues to operate without a long-term credit facility to fund its working capital needs. The Company is negotiating a standstill agreement with its existing lenders which would replace the Forbearance Agreement that expired on August 31, 1999. (See "Notes to Consolidated Financial Statements (unaudited) Footnote 5, Credit Arrangements" above). In addition, the Company is currently in negotiations with an investment bank and an asset based lender to secure new financing and repay its existing lenders. There is no assurance that the Company will be able to successfully execute such measures.

    The Company has reduced its existing debt to approximately $12.8 million, which consists of approximately $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit, as of April 11, 2000. This represents approximately a 27% reduction in the Company's total outstanding debt.

    Capital expenditures were approximately $.1 million for the nine-month period ended February 26, 2000 compared to $.6 million for the corresponding period last year.


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

    None.


PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings
           -----------------

    There have been no changes in the third quarter of fiscal 2000 in the Company's civil actions which are pending against Lorraine Quetel, Lydia Magras and Bon Voyage Travel, Inc. in connection with the employee defalcation which occurred during the Company's fiscal year ended May 31, 1997. See Part I, Item 1 "Notes to Consolidated Financial Statements (unaudited), Footnote 11, Commitments and Contingencies--Employee Defalcation Loss."

    On June 10, 1998, the Company filed a civil action in the United States District Court for the District of Delaware (Civil Action No. 98-315-SLR) against DRHC, Stephen G.E. Crane, DRHC's controlling shareholder, Young Caribbean Jewelry Company Limited, a Cayman Islands corporation, Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. For a summary of the litigation proceedings with respect to this action, see "Part 1,
Item 1, Notes to Financial Statements (unaudited), Footnote 11, Commitments and Contingencies--Destination Retail Holdings Corporation." Additionally, as a result of the failure of the parties to reach a settlement on the merger litigation to date, the court has scheduled a trial to begin on May 22, 2000.

    On March 22, 1999, a complaint was filed as a putative class action on behalf of certain stockholders of the Company in the United States District Court for the District of Delaware (Civil Action No.99-176) against the Company, certain of its former officers and directors, DRHC and Stephen G.E. Crane. For a summary of the litigation proceedings with respect to this action, see "Part 1,
Item 1, Notes to Financial Statements (unaudited), Footnote 11, Commitments and Contingencies--Class Action Lawsuit." The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the amended complaint on December 7, 1999. This motion remains pending.

    The Company has entered into discussions to settle both the pending class action and the merger litigation. There, however, can be no assurances that these discussions will result in settlement of these actions or that any settlement will be on terms favorable to the Company. The Company is involved in various other legal proceedings, which, in the opinion of management, are not likely to result in a material adverse effect on the financial condition or results of operations.

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

     3.2 The Second Amended and Restated By-Laws of the Company effective as of January 26, 2000 are filed herewith as Exhibit 3.2.

     10.45 Form of Indemnification Agreement between the Company and its Directors is filed herewith as Exhibit 10.45.

     27.1      Financial Data Schedule is filed herewith as Exhibit 27.1.

(b) Reports on Form 8-K during the quarter ended February 26, 2000. The registrant filed the following Current Reports on Form 8-K during the quarter ended February 26, 2000:

     1. On January 4, 2000 , the Company filed a Current Report on Form 8-K announcing that on December 22, 1999 the Nasdaq Stock Market had decided to delist the Company's securities as of the closing of business that day from the Nasdaq SmallCap Market. The Company's stock became eligible to trade on the OTC Bulletin Board commencing on December 23, 1999.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LITTLE SWITZERLAND, INC.


Date: April 11, 2000                /s/ Patrick J. Hopper
                                    ---------------------
                                    Patrick J. Hopper
                                    Chief Financial Officer,
                                    Vice President and Treasurer
                                    [Authorized Officer and Principal Financial
                                    and Accounting Officer]