Form 10-K
period 2000-05-27
LITTLE SWITZERLAND INC/DE
filed 2000-10-20
CIK 875523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  [X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended May 27, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 5, 2000, 8,636,379 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.781 per share for the registrant's Common Stock, as reported on the OTCBB as of October 5, 2000, was $4,420,521.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Little Switzerland, Inc. ("Little Switzerland" or the "Company") is a duty-free specialty retailer of luxury items operating 17 distinctively-designed retail stores on five Caribbean islands and Alaska. For a description of the Company's properties see Item 2, "Properties." The Company markets a wide selection of high-quality products including watches, jewelry, crystal, china, fragrances, gifts and accessories. The Company is the exclusive retailer of certain brand-name products on some islands.
The Company's customers are primarily tourists from the United States.

         Little Switzerland was incorporated in the state of Delaware on May 23, 1991. L.S. Wholesale, Inc. ("L.S. Wholesale") and L.S. Holding, Inc. ("L.S. Holding") are wholly owned subsidiaries of Little Switzerland. The Company's executive offices are located at 161-B Crown Bay Cruise Ship Port, St. Thomas, U.S.V.I. 00802, and its telephone number is (340) 776-2010. As of October 5, 2000, there were 10 subsidiaries of L.S. Holding incorporated in various jurisdictions, of which six subsidiaries are currently operating retail outlets. L.S. Wholesale acts as purchasing agent for items sold by the Company's stores. As used throughout this report on Form 10-K, the terms fiscal 2000, 1999 and 1998 refer to the Company's 12-month periods ended May 27, 2000, May 29, 1999 and May 30, 1998, respectively. Unless otherwise specified, the term the "Company" as used in this Form 10-K includes the subsidiaries of the Company.

MERCHANDISING

         High-Quality Merchandise. Little Switzerland offers high-quality merchandise generally available in the world's finest stores and, on some islands, it is the exclusive retailer of certain brand name products. The Company sells internationally renowned product lines such as:

         Jewelry  -- Alfieri St. John, Antonini, Bagley & Hotchkiss, Roberto
                     Coin and Stephan Hafner

         Watches  -- Baume Mercier, Breitling, Cartier, Concord, ESQ, Movado,
                     Omega, Rado, Raymond Weil and Tag-Heuer

         Crystal  -- Baccarat, Daum, Kosta Boda, Lalique, Orrefors, Swarovski
                     and Waterford

         China/Gifts -- Christofle, D'Argenta, Goebel, Herend, Lladro and
                        Rosenthal

         Presentation of Merchandise. The Company places particular emphasis on effective marketing and merchandise presentation through well-designed stores situated in prime retail locations. The layout, fixtures and upscale presentation of merchandise create an inviting and relaxed atmosphere, which is conducive to shopping for luxury items. The Company has placed a strong emphasis on superior customer service from a knowledgeable and courteous sales staff.

         Availability of Merchandise. Little Switzerland's customers are tourists, a large percentage traveling by cruise ship, who may be staying in one location only a short time. To meet the demands and interests of these tourists, the Company stocks a broad selection of luxury products and carries a significant inventory so that most items offered by a particular store are available for immediate delivery. This cruise ship customer base accounted for approximately 41% of the Company's sales in the 12-month period ended May 27, 2000.

         Name Recognition. Little Switzerland has strong name recognition in the United States and in the Caribbean. The Company is working to capitalize on this name recognition by linking all of its signage and marketing activities around its trademark, Little Switzerland Shopping Bag. This bag represents Little Switzerland's reputation for providing a wide variety of luxury products through stores that are recognized as desirable places to shop.

PRODUCT LINES

         The principal product lines offered by the Company are jewelry, watches, crystal, china, fragrances and gifts. The Company has focused its attention on building a business around its trademark and the world class brands it represents. In addition, a stronger focus on jewelry has taken place over the last two years. The Company continues to look for opportunities to grow this segment of the business. To strengthen its name, the Company has added, over the last two years, the following world class watch brands: Baume Mercier, Charriol, Concord, ESQ, Montblanc and Movado. These brands accounted for $2.5 million in sales in fiscal 2000 mitigating the impact on sales from the loss of Rolex in 1998 (as further explained below).

         Jewelry. Currently, the most significant product line for Little Switzerland is jewelry (gold and gemstones). Most of the jewelry is produced by international manufacturers and sales of such items accounted for 38%, 37% and 27% of sales in fiscal 2000, 1999 and 1998, respectively. Jewelry items include rings, earrings, bracelets, necklaces, pendants and charms, which generally range in price from $100 to over $10,000. Many new branded jewelry lines were added over the past two seasons such as Aaron Basha, Alfieri St. John, Antonini, Carrera Y Carrera, John Antencio, Lagos and Stefan Hafner.

         Watches. The second most significant product line for Little Switzerland is watches. Sales of watches accounted for approximately 33%, 34% and 47% of sales in fiscal 2000, 1999 and 1998, respectively. The primary watch lines marketed by Little Switzerland during the last three fiscal years included such quality brand names as Baume Mercier, Breitling, Cartier, Citizen, ESQ, Movado, Omega, Rado, Raymond Weil, Tag-Heuer and Tissot. Retail prices for these watch lines generally range from $200 to over $10,000.

         Historically, the Company was the exclusive authorized retailer for Rolex watches on the Caribbean islands on which the Company operates. Following the execution of an Agreement and Plan of Merger, dated as of February 4, 1998 (the "Merger Agreement"), with Destination Retail Holdings Corporation ("DRHC") and certain of its affiliates, Rolex suspended shipments of its products to the Company because Rolex indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. Following termination of the Merger Agreement on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through Little Switzerland's stores.

         Sales of Rolex watches accounted for 0%, 3% and 26% of the Company's sales in fiscal 2000, 1999 and 1998, respectively. The 3% achieved in fiscal 1999 was recorded primarily in the first quarter of fiscal 1999 and represented clearance of residual products received prior to January

1998, which was the last time that Rolex shipped its watches to the Company. Rolex is the only manufacturer whose products accounted for more than 10% of the Company's sales in fiscal 1998. As a result of losing Rolex, the Swatch Group, which includes Omega, Rado, Longines, Tissot, Calvin Klein and Swatch, comprised 13.5% of the Company's sales in fiscal 2000 and 10.4% of the Company's sales in fiscal 1999.

         Crystal, China, Gifts and Flatware. The Company sells numerous lines of crystal, china, gifts and flatware, including Baccarat, Christofle, Daum, Goebel, Herend, Kosta Boda, Lalique, Lladro, Orrefors, Portmeirion, Rosenthal, Swarovski and Waterford. Prices generally range from $20 to $3,000. Sales of this product category accounted for 23%, 20% and 16% of sales in fiscal 2000, 1999 and 1998, respectively. The Company realizes the potential of this category and is working closely with its suppliers to expand when warranted.

         Fragrances. In late fiscal 1999, the Company had made a decision to exit the fragrance category. However, such a decision was made too late into the fiscal 2000 season for the Company to properly merchandise the resulting shelf space. The Company decided to enter into a five-month license agreement with a third party. This program has been successful to date and therefore the Company has decided to extend the agreement for the 2000-2001 season and discuss longer term options for its fragrance category. Sales of fragrances accounted for approximately 4%, 6% and 6% of sales in fiscal 2000, 1999 and 1998, respectively.

         Accessories. The Company decided during fiscal 1999 to liquidate inventory in its accessory category. Accessories included sunglasses, costume jewelry and leather products. Sales of accessories accounted for approximately 1%, 3% and 4% of sales in fiscal 2000, 1999 and 1998, respectively. The Company will re-merchandise this category going forward with a limited assortment of price point top-selling items.

PRICING

         Little Switzerland seeks to price its branded merchandise at levels that compare favorably to prices generally available for the same products in the United States. The majority of inventory purchased by the Company is at a cost often lower than the cost to retail stores in other markets because the Company does not have to pay a duty or tariff on most incoming products. In addition, since the Company purchases inventory directly from manufacturers, price advantages are passed along to the customer. Within the Caribbean, there are no sales taxes in the jurisdictions in which the Company operates. In addition, tourists from the United States may bring certain amounts of merchandise home from the Caribbean duty-free. The Company regularly monitors prices available for comparable merchandise in the United States and adjusts pricing structures to maintain Little Switzerland's competitive advantage.

         Little Switzerland makes manufacturers' warranties available to its customers and generally accepts the return of merchandise within 30 days of its purchase. Merchandise returns historically have been nominal.

PURCHASING AND DISTRIBUTION

         Little Switzerland purchases its merchandise from suppliers worldwide. The Company has developed long-term relationships with a number of its key suppliers and the Company believes these relationships are an important factor in its success. These relationships have enabled the Company to become the exclusive authorized retailer of selective brands of merchandise on certain islands. Most of these exclusive relationships are not based on binding agreements with suppliers, but rather are based on factors such as the Company's effective representation of product lines and the suppliers' long-standing relationships with the Company. The Company believes that the loss of any major supplier could adversely affect the Company's results of operations.

         The Company is working on increasing the frequency of its orders in its high selling season enabling a better re-order of basic, high turn items. There is a historical buildup of product coming into the Fall/Winter season, the start of the high season. Merchandise is shipped by vendors to four distribution points operated by the Company that supply the stores in their respective regions. The Company is placing a high priority on reviewing and improving its distribution capabilities.

         Little Switzerland stores are designed to place the customer in an environment that is conducive to the purchasing of luxury items. Most stores are designed by the same architectural firm and decorated in a similar fashion to present a consistent theme of luxury retailing. Stores are located in areas that are easily accessible to tourists, often in duty-free ports visited by cruise ships. The quantity and mix of products carried by Little Switzerland stores vary from location to location based on store size and tourist buying patterns and preferences.

MARKETING AND ADVERTISING

         In fiscal 2000, the Company's marketing plan included targeted advertising in high-circulation travel publications. These include island specific magazines, cruise line magazines, travel magazines and in-flight magazines. These publications are distributed to the overnight guest and cruise ship passenger on each island and Alaska where Little Switzerland stores are located. With approximately 41% of the Company's sales coming from tourists traveling on cruise ships, participation in on-board promotional programs offered by all cruise ship lines operating in the Caribbean is one of the Company's most effective marketing tools. Shopping presentations by the on-board representatives (Port Lecturers and Cruise Directors) that are live and on video tape for 24-hour in-cabin access provide a direct means of name recognition and product exposure for the Company. Desk hours and gangway duties also provide a one-on-one form of promotion that has proven to be a viable means of direct marketing and increasing store traffic. Similar talk programs in hotels are currently being presented in St. Thomas with the possibility of expanding this program in other markets as well.

         At the same time, the Company is examining its marketing to the hotel customer. This customer segment is a continuing growth opportunity for the Company in key markets such as Aruba and Curacao as well as our other markets. The Company is developing innovative marketing promotions geared directly at this group aimed at increasing store traffic.

         Finally, the Company is placing emphasis on in store point of sale materials. As the Company works to draw customers to its stores through innovative marketing programs, management believes that it is critical to develop both in-store presentation and signage to assist our employees in closing sales transactions.

INVENTORY CONTROL AND SECURITY

         The Company's management utilizes inventory control and security systems, careful personnel screening and well-articulated policies and procedures to control losses and shrinkage.

The Company has inventory control and management information systems that integrate sales, inventory and financial reporting and control. These systems provide vital management information such as store-by-store data, which include sales, profitability and inventory levels by product category. The Company is considering an upgrade to its systems to take advantage of the Internet to reduce communication problems that arise in its overseas operations.

         Given the high value of the merchandise offered by the Company, security is a high priority. Sophisticated alarm systems are in place in each location, and security guards are assigned at individual stores as needs dictate. Most jewelry and watches are returned to vaults each day at closing under close supervision. The Company's cycle count inventory program provides the Company with periodic verification of merchandise. The Company carries insurance coverage on its inventory in amounts that it believes to be customary and adequate.

COMPETITION

         The Company's markets contain numerous retail stores and the competition for tourist dollars is intense. Little Switzerland also competes with stores selling similar products in the United States and in other markets where tourists travel. The majority of the Company's local competitors are independently owned stores and do not offer the variety of brand name luxury products that Little Switzerland markets. The Company believes that its present and past status as the exclusive authorized retailer of certain brand name products in a number of markets enhances its competitive position. The loss of one or more of these exclusive relationships could adversely affect the Company's ability to compete in its markets. In addition, the Company has leveraged its name to reflect high-end quality.

EMPLOYEES

         As of May 27, 2000, Little Switzerland employed approximately 373 full-time employees. The number of employees, including the number of sales personnel, varies from season to season based on the Company's needs. Currently, the Company has no collective bargaining agreements and has never experienced a work stoppage. This past year was a very difficult year for the Company and its employees due to certain financial constraints under which the Company was required to operate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's employees were instrumental in moving the Company forward by their positive and supportive attitude during a difficult period. The loss of the support of its many employees could adversely affect the Company's ability to compete in its markets.

MANAGEMENT CHANGES

         Throughout the course of fiscal 2000, the Company has made efforts to strengthen its management team. This process began with the hiring of a new CEO and CFO at the beginning of fiscal 2000, as well as a strengthening of the Company's Board of Directors.

         On August 24, 1999, Robert L. Baumgardner joined the Company as the permanent President and Chief Executive Officer of the Company. In addition, Mr. Baumgardner was also appointed as a Class I Director of the Company, increasing the Board of Directors to six members. Mr. Kenneth W. Watson, the former Acting Chief Executive Officer of the Company, continues to serve as a Class II Director of the Company.

         On June 6, 1999, Patrick J. Hopper joined the Company as its Vice President - Finance and on July 3, 1999, became the Company's Chief Financial Officer. Mr. Hopper replaced David J. Nace, the previous Chief Financial Officer of the Company, who resigned due to personal reasons.

         In January 2000, Patrick Heron assumed the responsibilities of Vice President - General Merchandise Manager.

         In February 2000, the Company hired three senior level employees:
Michael Pepper, Brenda Pepper and Zona Corbin joined the Company as Senior Vice President Operations, Director of Retail Operations and Director of Marketing, respectively.

         In April 2000, the Company hired Walter Darr Conradson as Divisional Vice President of Marketing. In addition, the Company promoted Alfred "Pat" Bailey to Divisional Vice President of Store Planning and Property Development.

         The Company believes it now has a well rounded executive group capable of re-establishing the Company's dominant position in the duty-free retailing arena. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments - Management Changes."

SEASONALITY

         The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean. The peak selling season in the Caribbean runs from late Fall through Spring. The peak selling season in Alaska runs from Spring through Summer. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Historically, the Company has borrowed to fund its normal build-up of inventory for its peak selling seasons. However, as more fully described below, the Company does not have a working capital or other credit facility presently available to fund its inventory requirements. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." As a result, the Company is buying inventory more closely to its needs and has been able to maintain a better inventory mix with continuous purchases than this time in the prior year.

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

OTHER MATTERS

         Foreign and Domestic Operations. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

         Environmental. In the opinion of the Company, compliance with current laws and regulations pertaining to the environment, health and safety has not materially affected its business or financial condition and will not do so in the foreseeable future.

         Customers. The Company is not dependent upon any single customer or upon any single group of customers, the loss of which would have a material adverse effect on Little Switzerland.

         Patents and Trademarks. The Company owns a number of licenses, trademarks and trade names. Except for the trademarks and trade names related to "Little Switzerland," the Company does not believe such intellectual property is material to Little Switzerland.

         Other. The Company does not have significant research and development expenditures.

         The Company does not have a significant backlog of orders and inventory. Little Switzerland must carry adequate inventory to enable tourists to receive immediate delivery of items.

         The Company does not have any business under government contract.

ITEM 2.  PROPERTIES

         Little Switzerland's 17 stores operating today are all situated in prime retail locations. This total does not include one store located in Marigot on the island of St. Martin that was sold on June 13, 2000. See "Management's Discussion and Analysis of Financial Conditions and Results - Recent Events." As of May 27, 2000, the Company owned its facility in Philipsburg, St. Maarten, and leased 17 other stores, the majority of which are free-standing. In addition to approximately 59,090 square feet of selling space, the Company has approximately 33,000 square feet of warehouse space, 11,000 square feet of which is at the Company's main warehouse on St. Thomas. The Company owns the building on St. Thomas, which houses its headquarters and warehouse, and leases the underlying real property from the Virgin Islands Port Authority under a 10-year ground lease. Currently, the Company is operating in the first of two five-year renewal terms, with the first term expiring in April 2005. This lease may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements.

         As part of a series of transactions contemplated by the letter of intent between the Company and a third-party strategic investor, which are more fully described below under "Management's Discussion and Analysis - Recent Developments - Letter of Intent," the Company sold its facility in Philipsburg, St. Maarten for $4.5 million and entered into a leaseback arrangement for five years with one five-year option at market rates. See also "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments - Philipsburg Sale and Leaseback."

ITEM 3.  LEGAL PROCEEDINGS

         On June 22, 2000, Jewels at A.H. Riise ("NXP"), a St. Thomas competitor of the Company, filed a complaint in the United States District Court for the District of Delaware (Civil Action No. 00-630) against the Company. The complaint alleges damages resulting from the Company's termination of a letter of intent to sell the Company's Barbados operations to NXP. The Company terminated this letter of intent because of NXP's failure to perform in accordance with the terms thereof. NXP's complaint seeks, among other things, certain injunctive relief and unspecified monetary damages. At a hearing in August 2000, NXP's request for injunctive relief was denied. The Company has filed its response to this complaint which includes counter claims for alleged damages against NXP for its failure to perform in accordance with the letter of intent on an expedited basis. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments - NXP Litigation."

         On April 24, 2000, the Company announced it had reached a settlement of litigation with DRHC. Pursuant to the terms of the settlement, Little Switzerland assumed the lease of the retail space on the island of St. Thomas from one of DRHC's affiliates and also received an aggregate of $500,000 from DRHC in a combination of cash and a promissory note for refitting and modernizing the space. The retail space is located adjacent to Little Switzerland's flagship store on Main Street in St. Thomas. The Company is in the process of integrating this space with their main street location. Upon completion, the Company's flagship store will increase its selling space from approximately 3,650 to 7,650 square feet.

         On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware (Civil Action No. 99-176) against the Company, certain of its former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that such defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998 before the Company's stockholders were scheduled to vote to approve the proposed merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. On August 5, 1999, the Company moved to dismiss the complaint. This motion remains pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

         The Company's Common Stock currently is traded on the over-the-counter bulletin board under the symbol "LSVIC.OB."

         The Company's initial public offering of its Common Stock at $12.00 per share occurred on July 18, 1991. The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the NASDAQ NMS as reported by NASDAQ through December 21, 1999 and the NASDAQ Over-the-counter Bulletin Board ("OTC Bulletin Board") thereafter.

                                                  High                Low

Fiscal Year ended May 27, 2000
------------------------------

Quarter ended August 28, 1999                   1 3/16                7/16
Quarter ended November 27, 1999                 1 1/16               15/32
Quarter ended February 26, 2000                 27/32                  3/16
Quarter ended May 27, 2000                      11/16                  3/8

Fiscal Year ended May 29, 1999
------------------------------

Quarter ended August 29, 1998                    5 3/4                1 15/16
Quarter ended November 28, 1998                  3 9/16               2 1/4
Quarter ended February 27, 1999                  2 9/16               2
Quarter ended May 29, 1999                       2 1/8                13/16

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         As of October 5, 2000, there were 114 holders of record of the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

NASDAQ LISTING CHANGE

         On November 10, 1999, NASDAQ informed the Company that it would permit the transfer of the Common Stock to the NASDAQ SmallCap Market, effective as of the open of business on November 12, 1999. The Company's continued listing on the NASDAQ SmallCap Market was subject to certain conditions, including obtaining asset-based financing to pay down its existing debt and for working capital purposes and demonstrating a closing bid price at or above $1.00 per share prior to December 22, 1999; immediately thereafter, the Company was required to evidence a closing bid price at or above $1.00 per share for a minimum of 10 consecutive trading days. The Company was also required to demonstrate compliance with all of the other NASDAQ SmallCap Market continued listing requirements.

         On December 21, 1999, the Company requested an additional extension from NASDAQ in order to meet all of the continued listing requirements imposed by NASDAQ. The stockholders of the Company approved a proposed reverse stock split on December 21, 1999 at the Company's annual meeting of stockholders that was initiated in an effort to meet the minimum bid price requirement. Subsequently, on December 22, 1999, NASDAQ notified the Company that, based upon the Company's failure to meet certain continued listing requirements, including obtaining alternative asset-based financing to pay down existing debt and for working capital purposes, NASDAQ had delisted the Company's common stock from the NASDAQ SmallCap Market effective as of the close of business on December 22, 1999. The Company's common stock began trading on the OTC Bulletin Board beginning with the open of business on December 23, 1999. The trading symbol for the Company's common stock on OTC Bulletin Board is "LSVIC." As a result of NASDAQ's decision, the Company did not effectuate the reverse stock split that was approved by the Company's stockholders at its annual meeting held on December 21, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      Year Ended
                                       -------------------------------------------------------------------------
                                       MAY 27,            MAY 29,       MAY 30,        MAY 31,           JUNE 1,
                                        2000               1999          1998           1997              1996
                                        ----               ----          ----           ----              ----
INCOME STATEMENT DATA:
Net sales                            $   55,026         $  76,435     $  100,368      $ 88,314         $ 62,895

Operating (loss) income              $  (13,320)        $  (8,527)    $   (1,165)     $  2,661         $  1,666

(Loss) income before income          $  (14,436)        $  (9,882)    $   (2,705)     $  1,159         $    915
taxes and cumulative effect of
change in accounting principle
Net (loss) income                    $  (15,456)        $ (11,082)    $   (3,803)     $  1,159         $    915

Basic and diluted (loss)             $    (1.79)        $   (1.29)    $    (0.42)     $   0.14         $   0.11
earnings per share before
cumulative effect of change in
accounting principle (1)

Basic and diluted (loss)             $    (1.79)        $   (1.29)    $    (0.45)     $   0.14         $   0.11
earnings per share (1)

BALANCE SHEET DATA:
Total assets                         $  42,479          $  60,844     $   77,151      $ 77,391         $ 77,877

Current debt                         $  10,175          $  13,275     $   10,050      $ 10,325         $  7,932

Long-term debt                       $      -           $       -     $    3,894      $  6,119         $  8,068

OPERATING DATA:
Gross profit margin                       35.1%            40.4%         42.5%          43.7%              42.5%
Operating (loss) income margin           (24.2)%          (11.2)%        (1.2)%          3.0%              2.7%
Stores open at period end (2)            18 (10)          22 (8)         26 (4)         27 (5)            27 (6)
Comparable store net sales
(decrease) increase (3)               (18.2)% (11)      (21.7)% (9)       8.7%       (14.3)% (7)           17.3%

(1)      See Note 2 of Notes to Consolidated Financial Statements.
(2) In addition to the stores described, the Company's former franchisee, Solomon Brothers Ltd., has eight stores in the Bahamas, which were operated pursuant to a franchise agreement entered into in fiscal 1988. This franchise agreement was terminated effective as of November 1, 1998.
(3) Comparable store sales are calculated using sales of stores that were open for the full period.
(4)      In fiscal 1998, the Company closed one store in Aruba for renovation.
(5) In fiscal 1997, the Company opened one new Little Switzerland store on the island of St. Lucia and one in Skagway, Alaska. Also, it closed a Little Treasures store in Curacao and its accessories store in Aruba.
(6) In fiscal 1996, the Company opened two new stores in Aruba and one in Juneau, Alaska. In addition, it acquired two stores previously operating under the name "Louis Bayley" on the island of Barbados. It also closed its American Yacht Harbor and Little Treasures stores on St. Thomas.
(7) This decrease was primarily the result of forced store closures due to damage to several of the Company's stores caused by Hurricanes Luis and Marilyn.
(8) In fiscal 1999, the Company closed stores in Ketchikan, Alaska, St. Kitts, Antigua and St. Croix, United States Virgin Islands.
(9) This decrease was primarily due to the absence of Rolex products during fiscal 1999.
(10) In fiscal 2000, the Company closed stores in Antigua, St. Barths, and two stores in St. Lucia.
(11) This decrease was primarily due to restructuring measures taken by the Company throughout the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which are predictions or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results and performance of the Company to differ materially from anticipated future results and performance expressed or implied by such forward-looking statements.

         The future operating results and performance trends of the Company may be affected by a number of factors, including the Company's ability to obtain financing to pay off its existing lenders and fund its working capital needs, the Company's relationship with its existing lenders, the volume of tourism in the Company's markets, the Company's relationships with its suppliers, the Company's ability to expand and add new product lines, weather in the Company's markets, and economic conditions that affect the buying patterns of the Company's core customer base. In addition to the foregoing, the Company's actual future results could differ materially from forward-looking statements as a result of the risk factors set forth in the Company's filings with the Securities and Exchange Commission and changes in general economic conditions and interest and exchange rates.

         The following represents the components of operating results for the years ended:

                                                                          Fiscal Year Ended
                                                    -------------------------------------------------------------
                                                       May 27,                 May 29,                 May 30,
                                                        2000                    1999                    1998
                                                    -------------------------------------------------------------
Net sales                                               100.0%                  100.0%                  100.0%
Cost of sales                                            64.9                    59.6                    57.5
                                                    ----------------     ------------------      ----------------
Gross profit                                             35.1                    40.4                    42.5

Selling, general and administrative expenses             59.3                    52.0                    43.7

Gain on insurance proceeds                                -                      (0.4)                    -
                                                    ----------------     ------------------      ----------------
Operating loss                                          (24.2)                  (11.2)                   (1.2)
Interest expense, net                                     2.0                     1.8                     1.5
                                                    ----------------     ------------------      ----------------
Loss before provision for income taxes                  (26.2)                  (13.0)                   (2.7)

Provision for income taxes                                1.9                     1.5                     0.9
                                                    ----------------     ------------------      ----------------
Net loss before cumulative effect of change
in accounting principle                                 (28.1)                  (14.5)                   (3.6)

Cumulative effect of change in accounting
principle                                                 -                       -                      (0.2)
                                                    ----------------     ------------------      ----------------
Net loss                                                (28.1)%                 (14.5)%                  (3.8)%
                                                    ================     ==================      ================

RECENT DEVELOPMENTS

Sale of Marigot Store

         On June 13, 2000, the Company consummated the sale of substantially all of the assets of its store located in Marigot on the island of St. Martin pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $365,000 for the lease and fixtures but such amount did not include the inventory. The Company has recorded an asset impairment write-down in the fourth quarter of fiscal 2000 of approximately $730,000 related to this transaction. The impairment is reflected as a selling, general and administrative expense in the Company's consolidated statement of operations.

Management Changes

         On July 7, 2000, the Company received notification of the resignation of Melanie L. Sturm, Richard C. Hunter and Richard Siegel as Directors of the Company.

Philipsburg Sale and Leaseback

         On July 28, 2000, as part of the transaction contemplated by the letter of intent discussed below, the Company sold its facility in Philipsburg, St. Maarten to a strategic investor for $4.5 million and simultaneously entered into a leaseback arrangement for five years with one five-year option at market rates (such transaction is hereafter referred to as the "Philipsburg Sale-Leaseback").

Letter of Intent

         In August 2000, the Company entered into a letter of intent (the "Letter of Intent") with Almod Diamonds Limited ("Almod") which, if consummated in accordance with its terms, would result in the Company receiving an aggregate of $14.0 million through a combination of real property related transactions, including the Philipsburg Sale-Leaseback and the sale of a non-core operating store, and a substantial investment in the Company's Common Stock. To date, the Company has completed the Philipsburg Sale-Leaseback and received a $500,000 deposit in respect of the sale of a non-core operating store. The Company and Almod are exploring various alternatives with respect to the terms of the proposed sale of a non-core operating store which could result in the Company maintaining a presence on the applicable Caribbean island. Pursuant to the Letter of Intent, but subject to, among other things, the successful completion of its due diligence, Almond has agreed to purchase approximately 7,069,000 new shares of Common Stock, or 45% of the then outstanding shares, for an aggregate cash purchase price of $6.9 million. The Company anticipates that the definitive stock purchase agreement will contain certain customary "standstill" provisions in transactions of this type, including provisions designed to ensure that Almod would not control the Company. No assurance can be provided as to whether the Company and Almod will be able to consummate the remaining two transactions contemplated by the Letter of Intent or, if consummated, the definitive terms thereof.

Repurchase of Barbados Preferred Shares

         On August 4, 2000, the Company purchased all of the outstanding preferred shares in its Barbados operations, which have been carried at $1.6 million for $0.3 million. This purchase terminates a management agreement associated with the shares requiring the Company to pay 2.5% of its Barbados sales to the holder of the preferred shares.

Standstill Agreement

         Pursuant to a standstill agreement between the Company and its existing lenders (the "Standstill Agreement") effective through December 31, 2000, the Company's lenders will not make any additional borrowings available to the Company and thereby freeze the Company's line of credit at $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. However, the lenders have agreed to refrain from exercising any remedies arising from existing defaults during the term of the Standstill Agreement so long as the Company, among other things, (i) pays interest on the outstanding borrowings and letters of credit, together with related fees and expenses, (ii) maintains a certain inventory to outstanding total debt coverage ratio, and (iii) reduces the outstanding borrowings and letters of credit (in agreed upon amounts) from the proceeds of (x) the sale of certain real property related assets to Almod as described above, (y) certain estimated anticipated business interruption insurance proceeds for losses sustained by the Company from Hurricane Lenny and (z) the sale of Common Stock to Almod as described above. The Company is in compliance with, or has obtained waivers for, the above mentioned provisions of the Standstill Agreement. The Standstill Agreement will enable the Company to retain a significant portion of such proceeds for working capital, and provides the Company with additional time to attempt to consummate certain proposed transactions with Almod as contemplated by the Letter of Intent and to seek a new working capital facility. However, there an be no assurance that the Company will be able to consummate its remaining transactions with Almod, and, as a consequence thereof, there can be no assurance that the agreed upon forbearance period will continue until its scheduled termination date.

         As part of the Standstill Agreement, the Company's lenders agreed to release their liens on the Company's Philipsburg location which enabled the Company to complete the Philipsburg Sale-Leaseback. As a result of the Philipsburg Sale-Leaseback, the Company received total proceeds of $4.5 million, of which approximately $3.5 million was used as additional working capital and the remainder will be used to reduce the Company's outstanding debt.

Settlement of Insurance Claim

         On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The Company negotiated a $2.2 million settlement of which $0.5 million had been advanced to the Company. After applying a deductible of $0.3 million, the Company will receive proceeds of $1.4 million as final settlement of this claim.

FISCAL 2000 COMPARED TO FISCAL 1999

General

         The Company operated 18 luxury gift and jewelry stores as of May 27, 2000, compared to 22 Company-operated stores as of May 29, 1999. The Company sold one store in each of St. Barthelemy and Antigua, and two stores in St. Lucia in fiscal 2000. During fiscal 1999, the Company closed one store in Ketchikan, Alaska and one store each in Antigua, St. Kitts and St. Croix, United States Virgin Islands ("USVI").

         Included in Note 1 to the Company's consolidated financial statements is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability.

Net Sales

         Net sales for fiscal 2000 were $55.0 million, a reduction of $21.4 million, or approximately 28.0%, from $76.4 million in fiscal 1999. Net sales in comparable stores decreased $11.7 million, or approximately 18.2% in fiscal 2000, compared to fiscal 1999.

         The decrease in both total and comparable store sales was attributable to several factors both internal and external. Internal factors include the Company's decision to reduce new product purchases in the first half of the fiscal year in an effort to control the Company's inventory position. As a result, the Company was able to reduce its aged inventory throughout the off-season. In addition, constraints were placed on buying due to the Company's inability to obtain a working capital facility. Finally, the Company's restructuring efforts in Antigua, St. Lucia, Alaska and Barbados had a negative impact on store performance due to reduced replenishment of merchandise.

         External factors such as reduced ship calls in the off-season, Hurricane Lenny and pre-payment requirements by vendors also had a material impact on the Company's performance in fiscal 2000. Vendors who have supported the Company in both product and payment terms have seen a strong increase in their product sales compared to those requesting substantial pre-payments. Additionally, the Company is still absorbing the impact of Hurricane Lenny on its business and is in the process of settling a business interruption claim.

         Total net sales were also reduced due to the sale of four stores in fiscal 2000. These store closings and the resulting lost revenue contributed to the sales reduction by approximately $6.7 million.

Gross Profit

         Gross profit as a percentage of net sales was 35.1% in fiscal 2000 compared to 40.4% for fiscal 1999. Management attributes the decrease in gross profit as a percentage of net sales in fiscal 2000 to the impact of markdowns taken for competitive reasons, to stimulate sales in slow-moving categories and to complete inventory liquidation in the fragrance/accessories category. In addition, the Company incurred a $1.8 million write-down in the second quarter of fiscal 2000 to liquidate older, slow-turn merchandise. Excluding this charge, the gross profit percentage in fiscal 2000 would have been 38.4%.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") for fiscal 2000 increased as a percent of net sales by 7.3% from $39.7 million, or 52.0% of net sales, in fiscal 1999 to 59.3% of net sales, or $32.7 million, in fiscal 2000.

         SG&A includes a noncash charge of $2.6 million recorded for impairment of fixed assets and leasehold improvements in the Company's stores in Alaska, Barbados and St. Martin. This impairment was offset by a $0.8 million net gain related to the sale of four stores during fiscal 2000. The increase in SG&A as a percentage of net sales, exclusive of store closing costs, is primarily attributable to the reduction in net sales for fiscal 2000 compared to fiscal 1999 associated with the restructuring of the Company.

Net Interest Expense

         Net interest expense was $1.1 million in fiscal 2000, a 17.7% reduction compared to $1.4 million in fiscal 1999. The decrease in net interest expense reflects lower average borrowings in fiscal 2000 compared to fiscal 1999.

Income Taxes

         The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 9.3% to 42.0% and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly owned subsidiary, L. S. Wholesale, which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code ("IRC") of 1986, as amended. In fiscal 2000, the Company was approved by the Industrial Development Commission ("IDC") for renewal of benefits, retroactive through fiscal 1999, for a 75% benefit compared to the old benefit of 90%, which the Company enjoyed in the past. L. S. Wholesale benefits from a lower tax rate on its income earned outside the USVI, and is taxed at a rate of 9.3% up through the end of fiscal 2000. The lower tax rate had the effect of increasing earnings per share by $0.07 in fiscal 2000 and $0.02 in fiscal 1999.

Aruba Audit

         On July 29, 1999, the Company entered into a settlement agreement with the Aruba tax authorities regarding its 1997-1998 local tax returns. The Company agreed to accelerate the payment of the remaining balance of the profit tax settlement discussed below ($455,000 of $650,000) and agreed to settle its 1997-1998 local tax returns. The cost to the Company of this settlement was approximately $580,000, which has been paid to the Aruba taxing authorities.

         In 1998, the Company entered into a settlement with the Aruba tax authorities regarding its 1988-1996 local tax returns and recorded a tax expense of $600,000 in fiscal 1999 for the incremental cost of this settlement. Pursuant to this settlement, the Company had been assessed a profit tax in the amount of $650,000, payable in ten equal installments of $65,000 per month commencing on March 1, 1999. Interest of 6% per annum accrued on the outstanding amount commencing March 1, 1999. The Company also had been assessed a wage tax in the amount of $550,000, which was paid in six installments commencing June 1999. Interest of 6% per annum was charged and paid on the outstanding amount starting on June 1, 1999. This settlement resulted from the Company receiving an assessment in 1997 from the local government in Aruba that related to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc.

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales

         Net sales for fiscal 1999 were $76.4 million, a reduction of $24.0 million or approximately 23.8% from $100.4 million in fiscal 1998. Net sales in comparable stores decreased 21.7% in fiscal 1999 compared to fiscal 1998.

         The decrease in both total Company net sales and comparable store net sales was primarily due to the loss of Rolex products in the Company's stores. The overall impact to the Company's net sales without Rolex products was similar throughout most of the Company's market areas but was most profound in the USVI. Excluding the impact of the loss of Rolex sales, sales in comparable stores increased 4.4% in fiscal 1999 compared to fiscal 1998. See "Business - Product Lines - Watches."

         Total net sales were also reduced due to the closure of four stores in fiscal 1999. These store closings and the resulting lost revenue contributed to the sales reduction by approximately $2.0 million.

Gross Profit

         Gross profit as a percentage of net sales was 40.4% in fiscal 1999 compared to 42.5% for fiscal 1998. Management attributes the decrease in gross profit as a percentage of net sales in fiscal 1999 to the impact of markdowns taken for competitive reasons, to stimulate sales in slow-moving categories and to complete inventory liquidation in the accessories category.

SG&A

         SG&A for fiscal 1999 decreased 9.3% from $43.8 million, or 43.7% of net sales, in fiscal 1998 to $39.7 million, or 52.0% of net sales, in fiscal 1999. The decrease is due primarily to the absence in fiscal 1999 of certain expenses incurred during fiscal 1998, specifically $2.7 million in charges as a result of the failed merger with DRHC (see "Legal Proceedings") and a $2.5 million noncash charge resulting from the Company's recognition of impaired asset values related to the goodwill at its World Gift Imports (Barbados) Limited subsidiary.

         SG&A includes a charge of $1.8 million recorded by the Company related to the closing of four stores during fiscal 1999. The charge was attributable to impairment of fixed assets and leasehold improvements at the closed stores of approximately $1.1 million and the remaining portion related to a rental obligation at an abandoned store and severance and related costs. The increase in SG&A as a percentage of net sales, exclusive of store closing costs, is primarily attributable to the reduction in net sales for fiscal 1999 compared to fiscal 1998.

Net Interest Expense

         Net interest expense was $1.4 million in fiscal 1999, a 12% reduction compared to $1.5 million in fiscal 1998. The decrease in net interest expense reflects lower average borrowings in fiscal 1999 compared to fiscal 1998.

Income Taxes

         The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 3.7% to 42.0%, and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. L.
S. Wholesale has elected to be treated as a 936 Company under section 936 of the IRC. Under an agreement with the IDC, which expired in August 1998 (subject to renewal as discussed above), L. S. Wholesale benefited from a lower tax rate on its income earned outside the United States Virgin

Islands, which had been taxed at a rate of 3.7% through the end of fiscal 1998. The lower tax rate had the effect of increasing earnings per share by $0.02 in fiscal 1999 and $0.22 in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

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

         The Company continues to operate without a long-term credit facility to fund its working capital needs. As discussed above under "Recent Developments-Standstill Agreement," the Company entered into the Standstill Agreement. The Forbearance Agreement entered into by the Company and its lenders in April 1999 expired on August 31, 1999. Pursuant to the Forbearance Agreement, the Company, among other things, granted liens to its lenders secured by substantially all of the Company's assets, and established certain criteria that the Company was required to meet regarding inventory levels, in consideration of forbearance from the lenders exercising their rights and remedies under the then existing loan documents, including declaring all amounts immediately due under the loan agreements. Pursuant to the Standstill Agreement, the lenders have agreed to forbear from exercising their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements, until December 31, 2000; provided, however, that such forbearance period will terminate if the Company fails to satisfy its obligations under the Standstill Agreement. If the agreed upon forbearance period terminates, the lenders would be entitled to accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company would not have sufficient funds available to make such payments and such action by the lenders will have a material adverse effect on the Company.

         Outstanding borrowings against such secured credit facilities totaled $10.2 million and $13.3 million as of May 27, 2000 and May 29, 1999, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million and $4.2 million as of May 27, 2000 and May 29, 1999, respectively. The weighted average interest rates incurred during fiscal 2000, 1999 and 1998 were approximately 9.6%, 8.4% and 8.1%, respectively.

         Capital expenditures (excluding acquisitions) during fiscal 2000, 1999 and 1998 were approximately $0.2 million, $0.8 million and $1.1 million respectively. Capital expenditures during fiscal 2000 included store fixtures, building and leasehold improvements, equipment, computer hardware and software upgrades.

         See Note 1 of the accompanying Notes to Consolidated Financial Statements for a further discussion of the Company's liquidity status and management's plans and actions to improve the Company's working capital position.

         The Company currently leases all 17 of its stores and anticipates obtaining retail space for new stores through leases. This arrangement allows the Company to utilize more effectively its cash to design and decorate its stores with quality furnishings consistent with the prestigious image the Company seeks to maintain.

SEASONALITY

         The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean and Alaska. The peak selling season in the Caribbean runs from late Fall through Spring; the peak selling season in Alaska runs through Spring and Summer. Accordingly, approximately one-third of the Company's sales have historically occurred during the third fiscal quarter. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Unaudited quarterly financial information for the Company for fiscal 2000 and 1999 is included in
Note 8 of the accompanying Notes to Consolidated Financial Statements.

INFLATION

         Historically, the Company has generally been able to increase prices to reflect cost increases resulting from inflation and expects to be able to do so in the future. While management cannot precisely determine the effect of inflation on its operations, management does not believe that its operations have been materially affected by inflation during the three most recent fiscal years.

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

         Year 2000. "Y2K Compliance or Compliant" refers to the ability for information systems, software programs, computer hardware and other computer enhanced equipment to properly handle the processing of dated material properly for the year 2000 and beyond. Total expenses related to Y2K Compliance were approximately $600,000. It is management's belief that with the actions taken by the Company, the Company was Y2K Compliant before the beginning of year 2000.

         Impact of Year 2000. To date, the Company has experienced minimal interruption due to year 2000 issues. Problems encountered to date related to customized programs that were inadvertently overlooked in converting to Y2K Compliant programs. The majority of such programs have since been converted to Y2K Complaint programs and currently are running without problems. As year 2000 problems may arise throughout the calendar year, the Company will continue to monitor all of its computer equipment and software on a periodic basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                           ----
Financial Statements For the Three Years Ended May 27, 2000

Report of Independent Public Accountants.....................................23

Consolidated Balance Sheets..................................................24

Consolidated Statements of Operations........................................25

Consolidated Statements of Changes in Stockholders' Equity...................26

Consolidated Statements of Cash Flows........................................27

Notes to Consolidated Financial Statements...................................28

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Little Switzerland, Inc.:

         We have audited the accompanying consolidated balance sheets of Little Switzerland, Inc. (a Delaware corporation) and subsidiaries as of May 27, 2000 and May 29, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the fiscal years ended May 27, 2000, May 29, 1999 and May 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Switzerland, Inc. and subsidiaries as of May 27, 2000 and May 29, 1999, and the results of its operations and its cash flows for each of the fiscal years ended May 27, 2000, May 29, 1999 and May 30, 1998, in conformity with accounting principles generally accepted in the United States.

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





/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 4, 2000, (except with respect to the matters discussed in Notes 4 and 13, as to which the dates are August 29, 2000 and October 16, 2000, respectively)

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (In Thousands, Except Per Share Amounts)


                                                                                   MAY 27,              MAY 29,
                                                                                    2000                 1999
                                                                                --------------     ---------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                       $ 959              $ 2,739
     Accounts receivable                                                               355                  560
     Inventory                                                                      28,172               38,195
     Prepaid expenses and other current assets                                         754                1,111
                                                                                --------------     ---------------
     Total current assets                                                           30,240               42,605

     Property, Plant and Equipment, at cost                                         32,240               36,999
     Less--Accumulated depreciation                                                 20,382               19,051
                                                                                --------------     ---------------
                                                                                    11,858               17,948

     Other Assets                                                                      381                  291
                                                                                --------------     ---------------
     Total assets                                                                 $ 42,479             $ 60,844
                                                                                ==============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Secured demand notes                                                          $ 10,175             $ 13,275
    Accounts payable                                                                 5,814                5,205
    Accrued and currently deferred income taxes                                      1,500                1,715
    Other accrued expenses                                                           3,435                3,641
                                                                                --------------     ---------------
         Total current liabilities                                                  20,924               23,836

    Deferred income taxes                                                              202                  202
                                                                                --------------     ---------------
         Total liabilities                                                          21,126               24,038
                                                                                --------------     ---------------

Commitments and Contingencies (Note 6)
Minority Interest                                                                    1,619                1,619

Stockholders' Equity:
    Preferred stock, $0.01 par value--Authorized--5,000 shares
         Issued and outstanding--none-                                                    -                    -
    Common stock, $0.01 par value--Authorized--20,000 shares
         Issued and outstanding--8,631 and 8,625 shares at May 27, 2000 and
              May 29, 1999, respectively                                                87                   87
    Capital in excess of par value                                                  15,604               15,601
    Retained earnings                                                                4,043               19,499
                                                                                --------------     ---------------
         Total stockholders' equity                                                 19,734               35,187
                                                                                --------------     ---------------

         Total liabilities, minority interest and stockholders' equity            $ 42,479             $ 60,844
                                                                                ==============     ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)


                                                                            FISCAL YEARS ENDED
                                                           -------------------------------------------------------
                                                             MAY 27,               MAY 29,               MAY 30,
                                                              2000                  1999                  1998
                                                           -------------        ------------       ---------------
Net sales                                                   $ 55,026              $ 76,435             $ 100,368
Cost of sales                                                 35,689                45,560                57,728
                                                           -------------        ------------       ---------------
Gross profit                                                  19,337                30,875                42,640
Selling, general and administrative expenses                  32,657                39,732                43,805
Gain on insurance proceeds                                         -                   330                     -
                                                           -------------        ------------       ---------------
Operating loss                                               (13,320)               (8,527)               (1,165)

Interest expense, net                                          1,116                 1,355                 1,540
                                                           -------------        ------------       ---------------
Loss before income taxes and cumulative effect of
    change in accounting principle                           (14,436)               (9,882)               (2,705)

Provision for income taxes                                     1,020                 1,200                   863
                                                           -------------        ------------       ---------------
Loss before cumulative effect of change in
    accounting principle                                     (15,456)              (11,082)               (3,568)

Cumulative effect of change in accounting
    principle, net of applicable tax                               -                     -                  (235)
                                                           -------------        ------------       ---------------
    Net loss                                               $ (15,456)            $ (11,082)             $ (3,803)
                                                           =============        ============       ===============
BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before cumulative effect of change in
    accounting principle                                     $ (1.79)              $ (1.29)              $ (0.42)
Cumulative effect of change in accounting
    principle, net of applicable tax                               -                     -                 (0.03)
                                                           -------------        ------------       ---------------
    Basic and diluted loss per common share                  $ (1.79)              $ (1.29)              $ (0.45)
                                                           =============        ============       ===============
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                      8,629                 8,624                 8,505
                                                           =============        ============       ===============
    Diluted                                                    8,629                 8,624                 8,505
                                                           =============        ============       ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                 (In Thousands)

                                                   COMMON STOCK
                                          -----------------------------    CAPITAL IN       RETAINED
                                               SHARES         AMOUNT      EXCESS OF PAR     EARNINGS        TOTAL
                                          ----------------  -----------  ---------------  ------------  -------------
Balance, May 31, 1997                          8,462           $ 85          $ 14,811      $ 34,384       $ 49,280
    Net loss                                       -              -                 -        (3,803)        (3,803)
    Shares issued under stock purchase
         plan                                      2              -                13             -             13
    Exercise of stock options                    160              2               777             -            779
                                          ----------------  -----------  ---------------  ------------  -------------

Balance, May 30, 1998                          8,624             87            15,601        30,581         46,269
    Net loss                                       -              -                 -       (11,082)       (11,082)
    Shares issued under stock purchase
         plan                                      1              -                 -             -              -
                                          ----------------  -----------  ---------------  ------------  -------------
Balance, May 29, 1999                          8,625             87            15,601        19,499         35,187
    Net loss                                       -              -                 -       (15,456)       (15,456)
    Shares issued under stock purchase
         plan                                      6              -                 3             -              3
                                          ----------------  -----------  ---------------  ------------  -------------

Balance, May 27, 2000                          8,631           $ 87          $ 15,604       $ 4,043       $ 19,734
                                          ================  ===========  ===============  ============  =============


        The accompanying notes are an integral part of these consolidated financial statements.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                FISCAL YEARS ENDED
                                                                ---------------------------------------------------
                                                                   MAY 27,             MAY 29,           MAY 30,
                                                                    2000                1999              1998
                                                                -------------     ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $ (15,456)           $ (11,082)       $ (3,803)
    Adjustments to reconcile net loss to net cash (used in
       cash) provided by operating activities-
       Depreciation and amortization                                  2,949                3,194           3,379
       Store closing expense                                              -                1,797               -
       Cumulative effect of change in accounting principle                -                    -             235
       Impairment of long-lived assets                                2,574                    -           2,508
       Gain on sale of certain assets, net                             (783)                   -               -
       Increase in deferred income taxes                                  -                    -              16
       Changes in assets and liabilities-
         Decrease in accounts receivable                                205                1,439              84
         Decrease (increase) in inventory                             7,174               10,983          (4,450)
         Decrease in prepaid expenses and other current
             assets                                                     357                  833             189
         Increase (decrease) in accounts payable                        609               (5,635)          3,838
         Increase (decrease) in other accrued expenses                 (206)                (542)          1,069
         (Decrease) increase in accrued and currently
             deferred income taxes                                     (215)                 938             348
                                                                -------------     ---------------     --------------
    Net cash provided by (used in) operating activities              (2,792)               1,925           3,413
                                                                -------------     ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (213)                (798)         (1,123)
Proceeds from sale of certain assets                                  4,412                    -               -
Decrease (increase) in other assets                                     (90)                   3             (14)
                                                                -------------     ---------------     --------------
    Net cash provided by (used in) investing activities               4,109                 (795)         (1,137)
                                                                -------------     ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under secured demand notes payable                              -               28,900          24,150
Repayment of secured demand notes payable                            (3,100)             (27,625)        (24,425)
Proceeds from long-term borrowings                                        -                1,950               -
Repayments of long-term borrowings                                        -               (3,894)         (2,225)
Proceeds from issuance of common stock                                    3                    -             792
                                                                -------------     ---------------     --------------
     Net cash used in financing activities                           (3,097)                (669)         (1,708)
                                                                -------------     ---------------     --------------
     Net (decrease) increase in cash and cash equivalents            (1,780)                 461             568

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          2,739                2,278           1,710
                                                                -------------     ---------------     --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 959              $ 2,739         $ 2,278
                                                                =============     ===============     ==============
CASH PAID DURING THE YEAR FOR:
     Income taxes                                                   $ 1,235                $ 262           $ 515
                                                                =============     ===============     ==============
     Interest                                                       $ 1,181              $ 1,575         $ 1,498
                                                                =============     ===============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 27, 2000

         (1) BUSINESS ENVIRONMENT AND MANAGEMENT'S PLANS

         Existing Situation

         The Company continues to operate without a long-term credit facility to fund its working capital needs. On August 29, 2000, the Company entered into a standstill agreement with its lenders (the "Standstill Agreement") through December 31, 2000 that effectively freezes the Company's line of credit at $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. This agreement provides Little Switzerland with the flexibility to close on the remaining approximately $9.0 million in proceeds from a series of proposed transactions with a Almod Diamonds Limited ("Almod") for aggregate proceeds to the Company of $14.0 million. It also provides the Company with needed time to secure a new working capital facility.

         Strategic Plan

         Management continues to implement Phase I of its strategic plan to address the Company's current financial condition and rebuild its business. The major components of the strategic plan, in the order of priority, and the status of each initiative are:

         o Reduction of the Company's debt to existing lenders through, in part, strategic sales of non-core assets, liquidation of older and/or discontinued merchandise, and securing a new working capital facility with an asset based lender and raising additional equity.

                  To date, the Company has reduced its debt to existing lenders while working to secure a new working capital facility. The Company has reduced its debt from $13.3 million in secured borrowings and $4.2 million in outstanding stand-by letters of credit at May 29, 1999 to $10.2 million in secured borrowings and $2.6 million in outstanding stand-by letters of credit at May 27, 2000. At this time, there is no assurance that the Company will be successful beyond the measures completed to date.

                  The Company had identified certain discontinued and/or slow-moving merchandise, which it had intended to sell for cash to a third-party liquidator. Due to the impact of Hurricane Lenny, the Company was not able to finalize this arrangement. To mitigate its loss, the Company employed a new liquidator as a consultant to liquidate the merchandise on the Company's behalf through March 31, 2000. See "Liquidation of Aged Inventory" below.

                  The Company has entered into a letter of intent with Almod which would, if consummated in accordance with its terms, result in the Company receiving the remaining approximately $9.0 million of an aggregate $14.0 million through a combination of the sale of a non-core operating store and the issuance of additional shares of Common Stock.

         o Exiting redundant Eastern Caribbean locations and analyzing expansion opportunities in the Western Caribbean as desirable space becomes available.

                  The Company has determined which of its current markets are either core, secondary or redundant markets. The Company has decided to exit the redundant markets of St. Lucia and Antigua and has sold its stores located on these islands (see "Notes to Consolidated Financial Statements, Footnote 1, Management's Plans-Actions Taken through
                  August 2000" below).

                  The Company is revisiting its decision to fully exit the Barbados market. With the Company's recent repurchase of the outstanding preferred shares and elimination of a fee paid to its preferred shareholder, the Company is evaluating the structure of its Barbados operations (see Note 13).

                  The Company has preliminarily identified other cruise ship ports outside the Eastern Caribbean where it presently operates as expansion opportunities. If additional financing becomes available, the Company intends to pursue these opportunities.

         Phase II of the Company's Strategic Plan is to return the Company to profitability by eliminating operating losses through executing a strategy to reduce overhead expenses, improve margins and increase comparable store sales. This plan reflects a streamlined business that, if achieved, could return the Company to profitability over the next two years and potentially enable the Company to meet the conditions for relisting on the Nasdaq. This plan incorporates the following:

         o Recruiting a senior operations team with a proven track record of improving retail store sales productivity.

                  The Company has now hired a seasoned Senior Vice President of store operations with over 12 years of multi-store operations experience as an Executive Officer. In addition, the Company has recruited and hired a new Director of Retail Operations.

         o Recruiting a seasoned marketing team to improve our market penetration with the core cruise ship client market and the secondary hotel client market.

                  The Company has now hired a seasoned Divisional Vice President of marketing with over 12 years of experience in Duty Free Retail in the Eastern and Western Caribbean. In addition, the Company has hired a Director of Marketing with comparable experience with the cruise ship industry in the Caribbean.

         o Improving margins by improving merchandise mix and eliminating unnecessary point of sale markdowns.

                  The Company continues to receive new merchandise, which will have a positive impact on its margins in fiscal 2001. Improved sales training and product knowledge is being implemented throughout the organization, which will increase sales with fewer discounts.

         o    Identify and implement reductions in corporate overhead.

                  The Company has done a thorough study of its overhead structure that will enable the Company to reduce excessive costs throughout fiscal 2001. Over the past two years, the Company has incurred significant legal, auditing and consulting costs and has taken steps to reduce these costs in the future.

         Phase III of the Company's Strategic Plan, which it plans to implement in the future to return Little Switzerland to profitability, incorporates the following:

         o Developing an assortment of branded Little Switzerland merchandise while pursuing designer boutiques in existing Little Switzerland stores.

         o Developing a new e-commerce strategy to leverage the Little Switzerland duty free shopping concept.

         ACTIONS TAKEN THROUGH AUGUST 2000

         The Company believes that its actions taken to date were both prudent and necessary to eliminate redundancy in locations, dispose of marginal locations, raise cash to pay down substantially its existing lenders and continue current in its obligations to its suppliers.

         Sale of St. Barthelemy Store

         On August 31, 1999, the Company consummated the sale of all of the fixed assets and inventory of its store located on the island of St. Barthelemy pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $1.3 million. In the third quarter of fiscal 2000, the Company used $400,000 in proceeds that had been released from escrow to pay down its debt to its existing lenders under its credit facilities. The Company recorded a gain of $537,000 on this transaction in the second quarter of fiscal 2000, which is reflected as a reduction in selling, general and administrative expense.

         Sale of Antigua Store

         On November 12, 1999, the Company consummated the sale of all of the fixed assets and inventory, of which $0.8 million was inventory of its store located on the island of Antigua for an aggregate purchase price of $2.0 million. In addition, the Company has been released from an Antigua related contingent stand-by letter of credit in the amount of $330,000. The Company used the proceeds to pay down its debt to its existing lenders under its credit facilities. The Company recorded a gain of $495,000 on this transaction in the second quarter of fiscal 2000, which is reflected as a reduction in selling, general and administrative expense.

         Sale of St. Lucia Fragrance Store

         On December 1, 1999, the Company consummated the sale of all of its fragrance inventory and fixtures related to the fragrance store located on the island of St. Lucia for an aggregate purchase price of $150,000. In addition, the Company was able to reduce $180,000 of its outstanding obligations under a St. Lucia related contingent stand-by letter of credit. The Company used the proceeds from the sale to pay down its debt to its existing lenders under its credit facilities. The Company recorded a loss of $41,000 on this transaction in the third quarter of fiscal 2000, which is reflected in selling, general and administrative expense.

         Sale of Two St. Lucia Stores

         On December 28, 1999, the Company consummated the sale of all of the assets, of which $0.6 million was inventory, of its two stores located on the island of St. Lucia for an aggregate purchase price of approximately $1.0 million. In addition, the Company has been released from the remaining $770,000 outstanding under related contingent stand-by letters of credit. Prior to such sale, the Company had negotiated a reduction in its contingent stand-by letters of credit on the island of St. Lucia by $330,000. The Company used the $1.0 million proceeds and removal of the $770,000 contingent stand-by letters of credit to pay down its debt to its existing lenders under its credit facilities. The Company recorded a loss of $208,000 on this transaction in the third quarter of fiscal 2000, which is reflected in selling, general and administrative expense.

         Liquidation of Aged Inventory

         In order to raise funds to pay down its bank debt and to generate additional working capital, the Company decided to accelerate the liquidation of discontinued and/or slow moving merchandise in a transaction with a third-party liquidator. The Company was to have received an advance of $2.0 million for such sale which, upon receipt by the Company, was to be paid to its existing lenders to reduce its debt under the credit facilities and for working capital purposes. Upon completion of the sale, the Company was to receive commissions on any profits received in excess of the advanced $2.0 million and operational cost of the sale. In the second quarter of fiscal 2000, the Company recorded a $1.8 million charge to cost of goods sold reflecting the impairment of this inventory.

         The terms of this transaction were negatively impacted by Hurricane Lenny, which caused damage to the infrastructure of St. Martin and reduced tourist traffic to this island. As a result, the Company was unable to close the original contract. To mitigate its losses, the Company engaged a new liquidator as a consultant to liquidate the merchandise on the Company's behalf. The third-party liquidator conducted the clearance sale through the end of March 2000 in one of the Company's stores in Aruba and one store in French St. Martin (see Note 6).

         Management Changes

         Throughout the course of fiscal 2000, the Company has made efforts to strengthen its management team. This process began with the hiring of a new CEO and CFO at the beginning of fiscal 2000, as well as a strengthening of the Company's board.

         On August 24, 1999, Robert L. Baumgardner joined the Company as the permanent President and Chief Executive Officer of the Company. In addition, Mr. Baumgardner was also appointed as a Class I Director of the Company, increasing the Board of Directors to six members. Mr. Kenneth W. Watson, the former Acting Chief Executive Officer of the Company, continues to serve as a Class II Director of the Company.

         On June 6, 1999, Patrick J. Hopper joined the Company as its Vice President - Finance and, on July 3, 1999, became the Company's new Chief Financial Officer. Mr. Hopper replaces David J. Nace, the previous Chief Financial Officer of the Company, who resigned due to personal reasons.

         In January 2000, Patrick Heron assumed the responsibilities of Vice President General Merchandise Manager.

         In February 2000, the Company hired three senior level employees:
Michael Pepper, Brenda Pepper and Zona Corbin joined the Company as Senior Vice President Operations, Director of Retail Operations and Director of Marketing, respectively.

         In April 2000, the Company hired Walter Darr Conradson as Divisional Vice President of Marketing. In addition, the Company promoted Alfred "Pat" Bailey to Divisional Vice President of Store Planning and Property Development.

         The Company believes it now has a well rounded executive group capable of re-establishing the Company's dominant position in the duty-free retailing arena.

         Recent Events

         On June 13, 2000, the Company consummated the sale of the goodwill and fixed assets of its store located in Marigot on the island of St. Martin pursuant to a purchase and sale agreement with a third party for an aggregate purchase price of $365,000. The Company has recorded an asset impairment write-down in the fourth quarter of fiscal 2000 of $730,000 in connection with this transaction. The impairment is reflected as a selling, general and administrative expense in the Company's consolidated statement of operations.

         On July 28, 2000, as part of the transaction contemplated by the Letter of Intent with Almod, the Company sold its owned facility in Philipsburg, St. Maarten for $4.5 million and entered into a leaseback arrangement for 5 years with one five-year option at market rates (the "Philipsburg Sale-Leaseback").

         In August 2000, the Company entered into a letter of intent (the "Letter of Intent") with Almod which, if consummated in accordance with its terms, would result in the Company receiving an aggregate of $14.0 million through a combination of real property related transactions, including the Philipsburg Sale-Leaseback and the sale of a non-core operating store, and a substantial investment in the Company's Common Stock. To date, the Company has completed the Philipsburg Sale-Leaseback and received a $500,000 deposit in respect of the sale of a non-core operating store. The Company and Almod are exploring various alternatives with respect to the terms of the proposed sale of the non-core operating store that could result in the Company maintaining a presence on the applicable Caribbean island. Pursuant to the Letter of Intent, but subject to, among other things, the successful completion of its due diligence, Almod has agreed to purchase approximately 7,069,000 new shares of Common Stock, or 45% of the then outstanding shares, for an aggregate cash purchase price of $6.9 million. The Company anticipates that the definitive stock purchase agreement will contain certain customary "standstill" provisions in transactions of this type, including provisions designed to ensure that Almod would not control the Company. No assurance can be provided as to whether the Company and Almod will be able to consummate the remaining two transactions contemplated by the Letter of Intent or, if consummated, the definitive terms thereof.

         On August 4, 2000, the Company purchased all of the outstanding preferred shares in its Barbados operations, which have been carried at $1.6 million for $0.3 million. This purchase terminates a management agreement associated with the shares requiring the Company to pay 2.5% of sales to the holder of the preferred shares.

         Actions in Progress

         The Company's new management team is committed to continuing progress on the initiatives taken to date. This team will continue to attempt to secure a greater range of world class luxury products for sale in the Company's stores. Included in this process will be a focus on improving gross margins and inventory turnover.

         Qualification

         The Company's ability to achieve its operating results included in its fiscal 2001 business plan is impacted by each of the factors described above. There can be no assurance that the Company will successfully execute its business plan, including securing adequate financing to pay off its existing lenders and to fund its working capital needs.

         Management's planned actions to improve its current financial condition have been discussed above. The planned actions include a thorough review of each location and operation to determine what further actions are required to return the Company to sustained profitability. The Company believes no further impairment losses are required at May 27, 2000.

         (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Little Switzerland, Inc. is a duty-free retailer of luxury items. The Company was incorporated in May 1991 as a wholly owned subsidiary of Town & Country Corporation (Town & Country). On July 17, 1991, approximately 68% of the outstanding common stock, par value $.01 per share, of Little Switzerland was sold in a public offering. L.S. Wholesale, Inc. (L.S. Wholesale) and L.S. Holding, Inc. (L.S. Holding) are wholly-owned subsidiaries of Little Switzerland.

         As of May 27, 2000, there were 10 subsidiaries of L.S. Holding incorporated in various jurisdictions. Montres et Bijoux, S.A.R.L.; World Gifts Imports N.V.; L.S. Holding (Aruba) N.V.; L.S. Holding (Curacao) N.V.; Little Switzerland (St. Kitts & Nevis) Limited; Little Switzerland (Antigua) Limited; Little Switzerland (Caymans) Limited; Little Switzerland (BVI) Limited; L.S. Holding (USA), Inc. and World Gift Imports (Barbados) Limited operate retail stores in the Virgin Islands, Aruba, St. Kitts, Antigua, the French and Netherlands Antilles, and Barbados. Little Switzerland (BVI) Limited, incorporated in the British Virgin Islands, and Little Switzerland (Caymans) Limited, incorporated in the Cayman Islands, were not yet in operation at May 27, 2000. L.S. Wholesale purchases inventory for distribution to L.S. Holding, Inc.'s retail stores.

         As of May 27, 2000, the Company operated 18 distinctively-designed retail stores on eight islands and Alaska. The Company markets a wide selection of high-quality products, including watches, jewelry, crystal, china, fragrances, gifts and accessories. The Company is the exclusive retailer of certain brand name products on some islands. The Company's customers are primarily tourists from the United States.

         Presentation

         The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended May 27, 2000, the Company incurred a loss of $15.5 million and is currently operating without a long-term credit facility. These factors indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management's plans with respect to these matters have been enumerated in Note 1.

         The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, L.S. Holding and L.S. Wholesale. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the May 27, 2000 presentation. All significant intercompany balances have been eliminated in consolidation. The Company's fiscal year ends on the Saturday closest to May 31.

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

         Advertising expense for fiscal 2000, 1999 and 1998 was approximately $2,122,000, $2,919,000 and $3,401,000, respectively. Prepaid advertising of approximately $402,000 and $305,000 at May 27, 2000 and May 29, 1999,
respectively, is included in the consolidated balance sheets as prepaid expenses and other current assets.

         Allowance for Doubtful Accounts

         The Company maintains an allowance for doubtful accounts. The following is a rollforward of the Company's allowance for doubtful accounts:

                                    Balance at                                                    Balance at End of
                               Beginning of Period        Additions            Deductions              Period
Year ended May 30, 1998             $ 325,000             $ 535,000             $ 611,000             $ 249,000
Year ended May 29, 1999               249,000               528,000               644,000               133,000
Year ended May 27, 2000             $ 133,000             $ 493,000             $ 75,000              $ 551,000

         Property, Plant and Equipment

         Property, plant and equipment are depreciated over their estimated useful lives, principally using the straight-line method. Maintenance and repair costs are charged to expense as incurred. Property, plant and equipment consist of the following:

                                               ESTIMATED USEFUL LIFE
                                                       RANGE                  MAY 27, 2000           MAY 29, 1999

Land and buildings                           20-40 years                       $ 7,323,000            $ 7,303,000
Furniture and fixtures                       3-10 years                          9,567,000             11,021,000
Equipment                                    3-20 years                          4,997,000              5,139,000
Construction-in-progress                     -                                           -                 15,000
                                             Life of the lease or
                                             useful life, whichever is
Leasehold improvements                       shorter                            10,353,000             13,521,000
                                                                           ------------------    -------------------
                                                                              $ 32,240,000           $ 36,999,000
                                                                           ==================    ===================


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

         Other Assets

         Other assets consist primarily of amounts related to rental deposits and the excess of cost over the fair market value of the net assets of the business acquired (goodwill). Amounts related to goodwill are being amortized over periods of up to 10 years (see below).

         The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The Company recognized an impairment loss of approximately $2,574,000 during the year ended May 27, 2000 related to events and circumstances that indicated the carrying value of certain long-lived assets may not be recoverable. In addition, due to several factors, including the Company's relationship with Rolex, which is discussed further in Note 6, the Company recognized an impairment loss relating to the goodwill at the Company's World Gift Imports (Barbados) Limited subsidiary that totaled approximately $2,508,000 during the year ended May 30, 1998. The impairment losses have been classified as a component of selling, general and administrative expense for the years ended May 27, 2000 and May 30, 1998. No other impairment loss was recognized during the year ended May 29, 1999.

         Cumulative Effect of Change in Accounting Principle

         In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company has elected to adopt SOP 98-5 as of June 1, 1997. As required by SOP 98-5, the Company has recorded a charge of approximately $235,000 (net of applicable tax) to expense previously capitalized start-up costs. This charge has been classified in the accompanying consolidated financial statements as a cumulative effect of a change in accounting principle.

         Foreign Exchange Contracts

         Historically, the Company entered into foreign exchange contracts to hedge against foreign currency fluctuations for purchase commitments and accounts payable denominated in foreign currencies. Gains and losses on contracts to hedge purchase commitments are included in the cost basis of the related purchases. The Company had no foreign exchange contracts outstanding at May 27, 2000.

         The Company's functional currency under SFAS No. 52, Foreign Currency Translations, for all foreign locations is the U.S. dollar. Accordingly, all transaction and translation gains and losses are included in the accompanying consolidated statements of operations. Gains and losses for all periods presented were not material.

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

         Other Accrued Expenses

         Other accrued expenses are comprised of the following:

                                                MAY 27,           MAY 29,
                                                 2000              1999
                                            ---------------   ---------------
            Customer deposits                   $ 149,000         $ 430,000
            Payroll and related items           1,398,000         1,210,000
            Store closing expenses                      -           683,000
            Legal                                 375,000           150,000
            Management fees (Note 10)             143,000           203,000
            Other                               1,370,000           965,000
                                            ---------------   ---------------
                                              $ 3,435,000       $ 3,641,000
                                            ===============   ===============

         Fair Value of Financial Instruments

         In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value amounts of its financial instruments using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable and bank debt. The carrying value of these assets and liabilities are a reasonable estimate of their fair value at May 27, 2000 and May 29, 1999.

         Net Income per Share

         In accordance with the requirements of SFAS No. 128, Earnings per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options (as calculated utilizing the treasury stock method). The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under and outside of option plans, which were antidilutive for the periods included in this report, are as follows (in thousands):

                                                                                FISCAL YEARS ENDED
                                                            ------------------------------------------------------
                                                             MAY 27, 2000        MAY 29, 1999       MAY 30, 1998

Weighted average number of shares used in basic earnings
    per share calculation                                          8,629               8,624              8,505

Dilutive effects of options                                            -                   -                  -
                                                            ---------------   -----------------   ----------------
Weighted average number of shares used in diluted earnings
    per share calculation                                          8,629               8,624              8,505
                                                            ===============   =================   ================
Shares under and outside of options plans excluded in
    computation of diluted earnings per share due to
    antidilutive effects                                           1,407                 833                812
                                                            ===============   =================   ================

         Comprehensive Income

         Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is equal to net income for the years ended May 27, 2000, May 29, 1999 and May 30, 1998.

         Segment Information

         The Company complies with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one industry segment consisting of the sale of luxury items. The Company's business is managed as one segment, or one strategic unit, because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

         Cash Flows

         For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

         (3) NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 Revenue Recognition. This bulletin establishes guidelines for revenue recognition and is in effect for periods beginning May 26, 2001. The Company does not expect that the adoption of this methodology will have a material impact on their financial condition or results of operations.

         In March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this Interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. This new Interpretation is not anticipated to have a significant impact on the Company's consolidated financial statements.

         Foreign Operations

         Net sales and operating income (loss) from foreign operations (non-U.S. possessions) amounted to 56%, 62% and 61%, and 47%, 37% and 162% of total net sales and operating income (loss), respectively, in fiscal 2000, 1999 and 1998, respectively. Intersegment sales were not material for all periods presented. Identifiable assets of foreign operations amounted to 58%, 62% and 56% of total assets as of May 27, 2000, May 29, 1999 and May 30, 1998, respectively.

         (4) CREDIT ARRANGEMENTS

         Historically, the Company had utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999, that effectively froze the Company's line of credit at its then current level of $17.5 million. This amount consisted of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against substantially all of their personal property. The Forbearance Agreement also sets forth certain criteria that the Company had to meet regarding the Company's inventory levels. The banks indicated that they would not make any additional borrowings to the Company during the term of the Forbearance Agreement. The Company currently is actively exploring other financing alternatives. At this time, however, the Company does not have any firm commitments from other lenders to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing. Outstanding borrowings against these aforementioned now secured credit facilities totaled $10.2 million and $13.3 million as of May 27, 2000 and May 29, 1999, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million and $4.2 million as of May 27, 2000 and May 29, 1999, respectively. The weighted average interest rates incurred during fiscal 2000, 1999 and 1998 were approximately 9.6%, 8.4% and 8.1%, respectively.

         On August 29, 2000 the Company entered into a Standstill Agreement effective through December 31, 2000. Pursuant to the Standstill Agreement, the Company's lenders will not make any additional borrowings available to the Company and thereby freeze the Company's line of credit at $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. However, the lenders have agreed to refrain from exercising any remedies arising from existing defaults during the term of the Standstill Agreement so long as the Company, among other things, (i) pays interest on the outstanding borrowings and letters of credit, together with related fees and expenses, (ii) maintains a certain inventory to outstanding total debt coverage ratio, and (iii) reduces the outstanding borrowings and letters of credit (in agreed upon amounts) from the proceeds of (x) the sale of certain real property related assets to Almod as described above, (y) certain estimated anticipated business interruption insurance proceeds for losses sustained by the Company from Hurricane Lenny and (z) the sale of Common Stock to Almod as described above. The Company is in compliance with, or has waivers for, the aforementioned provisions of the Standstill Agreement. The Standstill Agreement will enable the Company to retain a significant portion of such proceeds for working capital, and provides the Company with additional time to attempt to consummate certain proposed transactions with Almod as contemplated by the Letter of Intent and to seek a new working capital facility. As part of the Standstill Agreement, the Company's lenders agreed to release their liens on the Company's Philipsburg location which enabled the Company to complete the Philipsburg Sale-Leaseback. As a result of the Philipsburg Sale-Leaseback, the Company received total proceeds of $4.5 million, of which approximately $3.5 million was used as additional working capital and the remainder will be used to reduce the Company's outstanding debt.

         (5) INCOME TAXES

         The domestic (United States Virgin Islands (USVI), and Ketchikan, Juneau and Skagway, Alaska) and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows:



                                            FISCAL YEARS ENDED
                            -------------------------------------------------
                            MAY 27, 2000      MAY 29, 1999     MAY 30, 1998

             Domestic       $ (5,609,000)     $(5,141,000)       $ 4,292,000
             Foreign          (8,827,000)      (4,741,000)        (6,997,000)
                            --------------  ----------------  ---------------
                            $(14,436,000)     $(9,882,000)       $(2,705,000)
                            ==============  ================  ===============


The components of the provision (benefit) for income taxes are as follows:

                                              FISCAL YEARS ENDED
                              ----------------------------------------------
                              MAY 27, 2000     MAY 29, 1999     MAY 30, 1998

             Current-
                 Domestic     $   729,000      $    66,000       $  339,000
                 Foreign          291,000        1,134,000          508,000
                              -------------  ----------------  -------------

                                1,020,000        1,200,000          847,000
                              -------------  ----------------  -------------

             Deferred-
                 Domestic               -      $         -       $   16,000
                 Foreign                -                -                -
                              -------------  ----------------  -------------

                              $ 1,020,000      $ 1,200,000       $  863,000
                              =============  ================  =============

         The deferred tax provision (benefit) results primarily from the use of different depreciation methods for financial reporting and tax purposes as well as the difference in timing as to when insurance recoveries are taxable and when they are recorded as income in the financial statements.

         A reconciliation of the Company's effective tax rate to the USVI statutory rate of 37.4% is as follows:

                                                                               FISCAL YEARS ENDED
                                                             -------------------------------------------------------
                                                              MAY 27, 2000        MAY 29, 1999         MAY 30, 1998

Computed tax benefit at statutory rate                         $(5,399,000)        $(3,696,000)        $(1,012,000)
Increases (reductions) resulting from-
   Differences between foreign provisions recorded and
       provisions at USVI rate                                     284,000             946,000             442,000
   Effect of earnings of subsidiary in USVI subject to
       lower tax rate                                             (595,000)           (199,000)         (1,836,000)
   Effect of subsidiary net operating losses not benefited       6,730,000           4,149,000           3,269,000
                                                             ---------------    -----------------    ---------------

                                                               $ 1,020,000         $ 1,200,000           $ 863,000
                                                             ===============    =================    ===============

         The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 9.3% to 42.0%. The Company's wholly-owned subsidiary, L.S. Wholesale, which acts as a purchasing agent for items sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended. Under an agreement, which expired at the end of August 1998 (subject to renewal), L.S. Wholesale benefited from a lower tax rate on its income earned outside the USVI, which had been taxed at a rate of 3.7% up through the end of fiscal 1998. The lower tax rate had the effect of increasing earnings per share by $0.07, $0.02 and $0.22 in fiscal 2000, 1999 and 1998, respectively.

         During 1997, the Company received an assessment from the local government in Aruba that related to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale, Inc., a wholly-owned subsidiary of the Company, to Aruba. During 1998, the Company met with the tax authorities in Aruba. The Company entered into a settlement with the tax authorities regarding its 1988-1996 local tax returns and recorded the cost of the settlement as incremental tax expense during the fiscal year ended May 29, 1999. Pursuant to this settlement, the Company was assessed a profit tax in the amount of $650,000, which was payable in 10 equal installments of $65,000 per month commencing on March 1, 1999. Interest of 6% per annum was charged on the outstanding amount starting on March 1, 1999. The Company also was assessed a wage tax in the amount of $550,000, which was payable in six installments commencing in June 1999. Interest of 6% per annum was charged on the outstanding amount starting on June 1, 1999. At year-end May 27, 2000, all assessments and interest for income tax settlement and wage tax settlement had been paid.

         The deferred tax liability of $202,000 and $202,000 at May 27, 2000 and May 29, 1999, respectively, is the result of the use of accelerated depreciation methods for tax purposes. The Company's deferred tax assets consist primarily of net operating loss carryforwards of certain subsidiaries totaling approximately $15,713,000 and $9,174,000 as of May 27, 2000 and May 29, 1999, respectively. A full valuation reserve has been recorded against these deferred tax assets. The valuation allowance relates to uncertainty surrounding the realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carryforwards. For tax reporting purposes, the Company has net operating loss carryforwards of approximately $40,238,000 and $23,476,000 as of May 27, 2000 and May 29, 1999, respectively. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in future years. The net operating loss carryforwards will expire from 2011 to 2020 if not utilized.

         (6) COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         Certain of the Company's facilities and retail stores are occupied under operating leases expiring at various dates. The Company's rental commitments under the noncancelable portion of these leases for each of the next five years and, in total, thereafter at May 27, 2000 are as follows:

                                           LEASE COMMITMENT
                      YEAR

                      Fiscal 2001            $ 3,496,000
                      Fiscal 2002              2,831,000
                      Fiscal 2003              2,246,000
                      Fiscal 2004              1,263,000
                      Fiscal 2005                688,000
                      Thereafter                 388,000
                                           ----------------
                                            $ 10,912,000
                                           ================
         The above table excludes approximately $3.2 million of rental commitments related to the sale-leaseback of its Philipsburg location (see Note
13).

         Rental expense included in the accompanying consolidated statements of operations amounted to approximately $3,519,000, $4,301,000 and $4,104,000 in fiscal 2000, 1999 and 1998, respectively.

         The Company owns the building that houses its headquarters and warehouse on St. Thomas and leases the underlying real property from the Virgin Islands Port Authority under a five-year ground lease that expires in April 2005. The ground lease is subject to one five-year renewal term and may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements.

         Relationship with Rolex

         The Company had historically operated as the exclusive authorized retailer for Montrex Rolex, S.A. and its affiliates (collectively, Rolex) on the islands on which the Company operates. Following execution of a Merger Agreement with Destination Retail Holding Corporation (DRHC), dated February 4, 1998, Rolex suspended shipments of its products to the Company and indicated that it did not believe it would be in its best interest to begin a business relationship with DRHC. Following termination of the Merger Agreement, on June 9, 1998, the Company made numerous attempts to rebuild its business relationship with Rolex. However, on July 15, 1998, the Company announced that it had learned that Rolex had decided not to resume shipments of its watches to the Company for retail sale through the Company's stores. The Company received its last shipment of Rolex products in January 1998.

         Sales of Rolex watches accounted for 0%, 3% and 26% of the Company's sales in fiscal 2000, 1999 and 1998, respectively. Rolex is the only manufacturer whose products accounted for more than 10% of the Company's sales in fiscal 1998. In order to mitigate the impact on sales of the loss of Rolex products, the Company is exploring opportunities for expanding existing, and adding new, world-class product lines in both watches and jewelry. In addition, the Company is increasing the showcase space allocated to jewelry in certain of its larger stores to accommodate a greater variety of moderate to higher-priced fashion merchandise, including diamond, tanzanite, pearl and pearl-accent classifications.

         To the extent that the Company is unable to mitigate the impact on sales of the loss of Rolex products by expanding existing, and adding new, world-class product lines in both watches and jewelry, the Company believes that the loss of Rolex will continue to have a material adverse effect on the Company's results of operations.

         Destination Retail Holdings Corporation

         On February 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Destination Retail Holdings Corporation
(DRHC) and certain subsidiaries, pursuant to which each stockholder of the Company would receive $8.10 in cash for each share of its common stock held as of the effective date of the merger. In addition, the holders of an option to purchase common stock would receive, in cash, the difference between $8.10 and the option's exercise price. The consummation of the merger was subject to certain conditions, including, among other provisions, approval by the Company's stockholders. The Company's stockholders approved the merger at a Special Meeting of Stockholders on May 8, 1998. On June 9, 1998, the Company announced it had terminated its merger agreement with DRHC because of DRHC's inability to raise the financing necessary to complete the merger.

         On June 10, 1998, the Company filed a civil action in the United States District Court for the District of Delaware against Destination Retail Holdings Corporation (DRHC), Stephen G.E. Crane, DRHC's controlling shareholder, Young Caribbean Jewelry Company Limited, a Cayman Islands corporation, Alliance International Holdings Limited, a Bahamian corporation, and CEI Distributors Inc., a British Virgin Islands corporation, each an affiliate of DRHC. The Company alleges breach of the Merger Agreement, among the Company, DRHC and certain affiliates of DRHC and also alleges claims of misrepresentation and civil conspiracy, among other causes of action. The Company sought monetary damages, including, without limitation, consequential damages relating to harm to its business. On July 15, 1998, the defendants moved to dismiss the complaint on jurisdictional grounds. On March 31, 1999, the court issued an order denying the defendants' motions to dismiss.

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

         On April 24, 2000, the Company reached an agreement on the settlement of litigation with DRHC. Pursuant to the terms of the settlement, Little Switzerland will be assuming the lease of retail space on the island of St. Thomas from one of DRHC's affiliates and also will receive an aggregate of $500,000 from DRHC in a combination of cash and a promissory note for refitting and modernizing the space. The Company received an initial cash payment of $250,000 and a promissory note for the remaining $250,000.

         The costs associated with this matter, which consist primarily of legal and investment banking fees, amounted to approximately $0.05 million, $0.2 million and $2.7 million in fiscal 2000, 1999 and 1998, respectively, and have been recorded in selling, general and administrative expense in the accompanying consolidated financial statements.

         Legal Matters

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

         There have been no changes in the Company's civil actions which are pending against Lorraine Quetel, Lydia Magras and Bon Voyage Travel, Inc. in connection with the employee defalcation which occurred during the Company's fiscal year ended May 31, 1997 (see Note 13).

         The Company is also party to other various pending legal claims and proceedings. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

         Hurricane Damage

         On November 30, 1999, the Company announced that Hurricane Lenny, which hit certain Caribbean islands during the Company's second fiscal quarter of 2000, caused significant damage to the infrastructure of Dutch St. Maarten and French St. Martin, including hotels, cruise ship docks and other tourist facilities. While Little Switzerland sustained minimal property damage to its retail stores, one of the Company's stores on St. Martin was closed for 24 days and one for 33 days, one store on St. Maarten was closed for 12 days and the four St. Thomas stores were closed for 2 days each. As of December 20, 1999, all of the Company's stores were restored to normal operations.

         Interruption of the Company's business as a result of Hurricane Lenny has had an adverse impact on the Company's plans to accomplish, among other items, repayment of debt to its existing lenders, consummating a deal to sell liquidation goods to a third party and obtaining alternative asset-based financing.

         On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The Company negotiated a $2.2 million settlement of which $0.5 million had been advanced to the Company. After applying a deductible of $0.3 million, the Company will receive proceeds of $1.4 million as final settlement of this claim.

         In September 1998, Hurricane George inflicted minor damage to several of the Company's stores and caused significant damage to its St. Kitts store and to various other islands' infrastructures, including hotels and other tourist facilities, where the Company did business. As of October 16, 1998, all of the Company's stores had reopened with the exception of the St. Kitts store, which sustained major damage and was permanently closed. The Company settled all outstanding claims related to Hurricane George with its insurance carrier. In connection with the final settlement, the Company received approximately $1.0 million in property and business interruption proceeds. The Company recorded a net gain of approximately $0.3 million in fiscal 1999, after write-offs related to damaged assets of approximately $0.7 million, including furniture and fixtures, inventory and other assets related to the store affected by that Hurricane.

         Significant Suppliers

         For the years ended May 27, 2000 and May 29, 1999, one supplier, the Swatch Group, accounted for approximately $7.5 million, or 13.5% of net sales, and $8.0 million, or 10.4% of net sales, respectively. No other supplier accounted for greater than 10% of net sales in fiscal 2000 or 1999.

         For the year ended May 30, 1998 one supplier, Rolex, accounted for approximately $26.1 million, or 26% of net sales. No other supplier accounted for greater than 10% of net sales in fiscal 1998.

         (7) EMPLOYEE BENEFIT PLANS

         The Company provided a tax-qualified discretionary contribution retirement plan for eligible USVI employees to which the Company, at its discretion, contributed. Each employee became a participant following completion of one year's employment, or, if later, the attainment of age 21. All participants became fully vested after seven years of service.

         Effective June 1, 1996, the Company replaced its Discretionary Contribution Plan with a 401(k) Plan under which the Company matches each employee's contribution up to 50% of the first 3% of the employee's contribution. During fiscal 2000, 1999 and 1998, the Company's matching totaled approximately $41,000, $23,000 and $86,000, respectively. The Company's contributions vest based on the employee's years of service, with full vesting after five years of service.

         (8) QUARTERLY DATA (UNAUDITED)

         The following presents the unaudited quarterly results of operations for the fiscal years ended May 27, 2000 and May 29, 1999 (in thousands except per share data):

                           FIRST QUARTER ENDED       SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
                                AUGUST 28        ENDED NOVEMBER 27         ENDED FEBRUARY 26        ENDED MAY 27
FISCAL 2000
Net sales                        $ 13,835               $ 10,075                $ 17,602               $ 13,514
Gross profit                        4,609                  2,543                   7,449                  4,736
Net loss                           (3,933)                (4,009)                 (1,550)                (5,964)
Net loss per share                  (0.46)                 (0.46)                  (0.18)                 (0.69)

                           FIRST QUARTER ENDED    SECOND QUARTER ENDED    THIRD QUARTER ENDED   FOURTH QUARTER ENDED
                                AUGUST 30             NOVEMBER 29             FEBRUARY 28              MAY 30
FISCAL 1999
Net sales                        $ 16,987               $ 14,800                $ 25,787               $ 18,861
Gross profit                        7,683                  5,914                  10,534                  6,744
Net loss                           (1,923)                (4,277)                 (1,338)                (3,544)
Net loss per share                  (0.22)                 (0.50)                  (0.16)                 (0.41)


         (9) STOCKHOLDERS' EQUITY

         Stock Options

         During 1991, the Company established the 1991 Option Plan ("1991 Plan") to cover option awards to key employees and directors who are also full time employees of the Company. Under the 1991 Plan, the Company may grant stock options for the purchase of up to 500,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. During 1996, the Company amended the 1991 Plan to increase the aggregate number of shares of the Common Stock of the Company available for grant under the 1991 Plan from 500,000 to 900,000. As of May 27, 2000, there were 685,500 option shares outstanding under the 1991 Plan. Options granted under the 1991 Plan vest ratably over three-to-five year periods and must be exercised within 10 years of the date of grant. Each outstanding unvested option as of February 4, 1998 automatically vested upon the execution of the Merger Agreement with DRHC pursuant to the terms of the 1991 Plan. Each outstanding unvested option as of February 23, 1999 automatically vested upon execution of the Settlement Agreement ("Settlement Agreement") with Donald L. Sturm, ValueVest Partners, L.P., Seymour Holtzman, Jewelcor Management, Inc. and others.

         During 1992, the Company established the 1992 Option Plan (1992 Plan) for nonemployee directors of the Company. Under the 1992 Plan, the Company may grant stock options for the purchase of up to 150,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. As of May 27, 2000, there were 37,000 option shares outstanding under the 1992 Plan. Options granted under the 1992 Plan vest immediately and must be exercised within 10 years of the date of grant.

         From time to time, the Company also grants stock options outside of the 1991 Plan to persons not previously employed by the Company as an inducement to the individuals' entering into an employment agreement with the Company. As of May 27, 2000, there have been 684,000 option shares granted outside of the 1991 Plan.

         A summary of the status of the Company's stock option plans at May 27, 2000, May 29, 1999 and May 30, 1998, together with changes during the periods then ended, are presented in the following table:

                                                                                   1999                      1998
                                                                                 WEIGHTED                  WEIGHTED
                                                2000 WEIGHTED                    AVERAGE                    AVERAGE
                                                AVERAGE PRICE                   PRICE PER                  PRICE PER
                                     SHARES       PER SHARE        SHARES         SHARE        SHARES        SHARE
Outstanding at beginning of
     period                         833,000           $ 4.53      712,000         $ 6.46       903,500       $ 6.24
Grants during period                650,000             0.60      292,000           2.25        37,000         6.15
Exercised during period                   -             -               -             -       (160,000)        4.87
Forfeitures/Cancellations
     during period                  (76,500)            2.65     (171,000)          8.59       (68,500)        7.09
                                 -------------                ---------------                -----------
Outstanding at end of period      1,406,500             2.82      833,000           4.53       712,000         6.46
                                 =============                ===============                ===========
Options exercisable at end of
     period                         886,500             4.12      833,000           4.53       712,000         6.46
                                 =============                ===============                ===========


         Statement of Financial Accounting Standards No. 123 (SFAS No. 123)

         SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.

         The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during fiscal 2000, 1999, and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions used for grants:


                                            2000            1999         1998

         Risk-free interest rate            6.33%          5.38%         5.96%
         Expected dividend yield            0%             0%            0%
         Expected lives                    10 years       10 years      10 years
         Expected volatility               77.00%         64.00%        25.82%

         Adjustments are made for options forfeited prior to vesting. As a result of the Merger Agreement and the Settlement Agreement, all unvested options under and outside of the 1991 Plan became fully vested and exercisable. The total value of options granted during fiscal 1998, 1997 and 1996, which were being amortized on a straight-line basis over the vesting period of the options, were accelerated into fiscal year 1998. The weighted average fair value of options granted during fiscal years 2000, 1999 and 1998 was $0.51, $1.73 and $3.25, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:


                               YEAR ENDED          YEAR ENDED      YEAR ENDED
                              MAY 27, 2000        MAY 29, 1999    MAY 30, 1998

Net loss-
     As Reported             $  (15,456,233)    $ (11,081,825)    $  (3,803,473)
     Pro Forma                  (15,522,300)      (11,586,595)       (4,498,460)

Basic and Diluted EPS-
     As Reported             $        (1.79)    $       (1.29)    $       (0.45)
     Pro Forma                        (1.80)            (1.34)            (0.53)

         Employee Stock Purchase Plan

         During 1992, the Company approved an Employee Stock Purchase Plan permitting eligible employees to purchase Common Stock, semiannually on June 30 and December 31, at the average trading price during the six-month period, but not less than specified minimums. Under this plan, 33,052 shares have been issued as of May 27, 2000.

         Shareholder Rights Agreement

         On July 24, 1991, the Board of Directors adopted a Shareholder Rights Agreement and declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock to stockholders of record as of the close of business on July 25, 1991. Such rights only became exercisable and transferable apart from the Common Stock upon the occurrence of certain events. During fiscal 1999, the Board of Directors of the Company determined that the Company's Shareholder Rights Agreement was no longer in the best interests of the holders of the Company's Common Stock and, therefore, voted unanimously to terminate the Shareholder Rights Agreement, effective as of May 20, 1999.

         (10) ACQUISITIONS

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

         The purchase price of approximately $10.6 million was financed by bank borrowing provided by the Company's two primary banks, Chase Bank and Bank of Nova Scotia, of approximately $9 million and the issuance of preferred stock to the seller of approximately $1.6 million by World Gift Imports (Barbados), Limited. The preferred stock has been presented as a minority interest in a consolidated subsidiary in the accompanying consolidated financial statements. The purchase price is subject to adjustment three and four years after the closing date, based on the sales performance of the two purchased stores and any additional stores that may be opened by the Company in Barbados during that period. No dividends or interest are paid or accrued on the preferred stock. The Company pays to the seller a management fee of 2.5% of its Barbados stores annual sales up to $15 million and 1.25% of annual sales in excess of $15 million, so long as the preferred stock is unredeemed. These management fees totaled approximately $143,000, $155,000 and $202,000 for fiscal years 2000, 1999 and 1998, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The preferred stock may be redeemed by the Company at face value at any time after three years from the date of close through nine years from the date of close. Following that period, the Company retains the right of first refusal to match any bona fide offer from a third party to purchase the preferred stock (see Note 13).

(11)     STORE CLOSURES

         Closure of Ketchikan, Alaska, St. Croix, Antigua and St. Kitts

         During fiscal 1999, the Company recorded charges associated with the closure of its store in Ketchikan, Alaska, and St. Croix, as well as one store in each of Antigua and St. Kitts. The store in St. Kitts was closed due to damage inflicted by Hurricane George (see Note 6). The charge related to these closures amounted to approximately $1.8 million and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Approximately $1.1 million of the charge relates to the impairment of fixed assets and leasehold improvements at the closed stores.

         Sale of St. Barthelemy Store

         On August 31, 1999, the Company consummated the sale of all of the fixed assets and inventory of its store located on the island of St. Barthelemy pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $1.3 million. In the third quarter of fiscal 2000, the Company used $400,000 in proceeds that had been released from escrow to pay down its debt to its existing lenders under its credit facilities. The Company recorded a gain of $537,000 on this transaction in the second quarter of fiscal 2000, which is reflected as a reduction in selling, general and administrative expense.

         Sale of Antigua Store

         On November 12, 1999, the Company consummated the sale of all of the fixed assets and inventory, of which $0.8 million was inventory, of its store located on the island of Antigua for an aggregate purchase price of $2.0 million. In addition, the Company has been released from an Antigua related contingent stand-by letter of credit in the amount of $330,000. The Company used the proceeds to pay down its debt to its existing lenders under its credit facilities. The Company recorded a gain of $495,000 on this transaction in the second quarter of fiscal 2000, which is reflected as a reduction in selling, general and administrative expense.

         Sale of St. Lucia Fragrance Store

         On December 1, 1999, the Company consummated the sale of all of its fragrance inventory and fixtures for the fragrance store located on the island of St. Lucia for an aggregate purchase price of $150,000. In addition, the Company was able to reduce by $180,000 outstanding under a St. Lucia related contingent stand-by letter of credit. The Company used the proceeds from the sale to pay down its debt to its existing lenders under its credit facilities. The Company recorded a loss of $41,000 on this transaction in the third quarter of fiscal 2000, which is reflected in selling, general and administrative expense.

         Sale of Two St. Lucia Stores

         On December 28, 1999, the Company consummated the sale of all of the assets, of which $0.6 million was inventory, of its two stores located on the island of St. Lucia for an aggregate purchase price of approximately $1.0 million. In addition, the Company has been released from the remaining $770,000 outstanding under St. Lucia related contingent stand-by letters of credit. Prior to such sale, the Company had negotiated a reduction in its contingent stand-by letters of credit on the island of St. Lucia by $330,000. The Company used the $1.0 million proceeds and removal of the

$770,000 contingent stand-by letters of credit to pay down its debt to its existing lenders under its credit facilities. The Company recorded a loss of $208,000 on this transaction in the third quarter of fiscal 2000, which is reflected in selling, general and administrative expense.

         (12) EMPLOYEE DEFALCATION LOSS

         In July 1997, management disclosed to its independent auditors that certain transactions may have been recorded in error on the books of the Company. As a result, the Company engaged Arthur Andersen LLP to evaluate the matter and determine the impact, if any, on the Company's previously and currently reported consolidated financial statements. After extensive review, analysis and evaluation, which focused on unlocated differences in cash balances, management believes that an employee defalcation occurred during fiscal 1997. The estimated loss of approximately $2.4 million was recorded. As a result of the charge, the Company filed amended financial statements on Form 10-Q for each of the quarters within fiscal 1997.

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

         (13) SUBSEQUENT EVENTS

         On August 29, 2000, the Company entered into the Standstill Agreement effective through December 31, 2000. Pursuant to the Standstill Agreement, the Company's lenders will not make any additional borrowings available to the Company and will freeze the Company's line of credit at $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. However, the lenders have agreed to refrain from exercising any remedies arising from existing defaults during the term of the Standstill Agreement so long as the Company, among other things, (i) pays interest on the outstanding borrowings and letters of credit, together with related fees and expenses, (ii) maintains a certain inventory to outstanding total debt coverage ratio, and (iii) reduces the outstanding borrowings and letters of credit (in agreed upon amounts) from the proceeds of the sale of certain real property related assets to Almod as described above, certain estimated anticipated business interruption insurance proceeds for losses sustained by the Company from Hurricane Lenny and the sale of Common Stock to Almod as described above. The Company is in compliance with, or has obtained waivers for, the aforementioned provisions of the Standstill Agreement. The Standstill Agreement will enable the Company to retain a significant portion of such proceeds for working capital. The Standstill Agreement will provide the Company with additional time to consummate certain proposed transactions with Almod as contemplated by the Letter of Intent and to seek a new working capital facility. As part of the Standstill Agreement, the Company's lenders agreed to release their liens on the Company's Philipsburg location which enabled the Company to complete the Philipsburg Sale-Leaseback with Almod referred to above. As a result of the Philipsburg Sale-Leaseback, the Company received total proceeds of $4.5 million, of which approximately $3.5 million was used as additional working capital and the remainder will be used to reduce the Company's outstanding debt.

         On June 13, 2000, the Company consummated the sale of the goodwill and fixed assets of its store located in Marigot on the island of St. Martin pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $365,000. The Company has recorded an asset impairment write-down in the fourth quarter of fiscal year 2000 of approximately $730,000 in connection with this transaction. The impairment is reflected as a selling, general and administrative expense in the Company's consolidated statement of operations.

         On June 22, 2000, NXP-Jewels Corporation ("NXP") filed a complaint in the United States District Court for the District of Delaware against the Company. The complaint alleges damages from the Company from its determination to terminate a letter of intent to sell its Barbados operations to NXP due to the Company's decision that NXP was in material breach of this letter of intent. The Company has filed its response to this complaint, which included counter claims for alleged damages against NXP for failure to close on an expedited basis.

         On July 28, 2000, as part of the transaction with Almod discussed below, the Company completed the Philipsburg Sale-Leaseback.

         In August 2000, the Company entered into the Letter of Intent with Almod which, if consummated in accordance with its terms, would result in the Company receiving an aggregate of $14.0 million through a combination of real property related transactions, including the sale of a non-core operating store, and a substantial investment in the Company's Common Stock. To date, the Company has completed the Philipsburg Sale-Leaseback and received a $500,000 deposit in respect of the sale of a non-core operating store. The Company and Almod are exploring various alternatives with respect to the terms of the proposed sale of a non-core operating store which could result in the Company maintaining a presence on the applicable Caribbean island. Pursuant to the Letter of Intent, but subject to, among other things, the successful completion of its due diligence, Almod has agreed to purchase approximately 7,069,000 new shares of Common Stock, or 45% of the then outstanding shares, for an aggregate cash purchase price of $6.9 million. The Company anticipates that the definitive stock purchase agreement will contain certain customary "standstill" provisions in transactions of this type, including provisions designed to ensure that Almod would not control the Company. No assurance can be provided as to whether the Company and Almod will be able to consummate the remaining two transactions contemplated by the Letter of Intent or, if consummated, the definitive terms thereof.

         On August 4, 2000, the Company purchased all of the outstanding preferred shares in its Barbados operations valued at $1.6 million for $0.3 million. This purchase terminates a management agreement associated with the shares requiring the Company to pay 2.5% of sales to the holder of the preferred shares.

         On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The Company negotiated a $2.2 million settlement of which $0.5 million had been advanced to the Company. After applying a deductible of $0.3 million, the Company will receive proceeds of $1.4 million as final settlement of this claim.

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

PART III

     ITEMS 10-13.

          The information called for by Items 10-13 will be filed as soon as practicable with an amendment to this Form 10-K.

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)

     (1)  Financial Statements

          The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements.

     (2)  Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material and, therefore have been omitted.

     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the three month period ended May 27, 2000.

     (c)  Exhibits:

     (3)  Articles of Incorporation and By-Laws:

          3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Securities and Exchange Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1").

          3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

     (10) Material Contracts

          10.1 The Little Switzerland, Inc. 1991 Stock Option Plan is incorporated herein by reference to Amendment No. 1 to the Form S-1.

          10.2 The Little Switzerland, Inc. 1992 Employee Stock Purchase Plan is incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 1992.

          10.3 The Little Switzerland, Inc. 1992 Non-Employee Directors' Nonqualified Stock Option Plan is incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 1993.

          10.4 Settlement Agreement, dated as of February 23, 1999, by and among the Company, Jewelcor Management, Inc., Seymour Holtzman, Donald L. Sturm, ValueVest Partners, L.P. and C. William Carey is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

          10.5    Forbearance Agreement, dated as of May 7, 1999, by and among
                  L. S. Wholesale, Inc., the Company, L. S. Holding, Inc., World Gift Imports (Barbados) Limited, World Gift Imports, N. V., Montres Et Bijoux, S.A.R.L., L. S. Holding (Aruba), N. V., L.
                  S. Holding (Curacao), N. V., Little Switzerland (Antigua), Limited, Little Switzerland (St. Lucia) Limited, L. S. Holding
                  (USA), Inc. and The Chase Manhattan Bank and The Bank of Nova Scotia is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 1999.

          10.6    Security Agreement, dated as of May 7, 1999, by and among L.
                  S. Wholesale, Inc., the Company, L. S. Holding, Inc., World Gift Imports (Barbados) Limited, World Gift Imports, N. V., Montres Et Bijoux, S.A.R.L., L. S. Holding (Aruba), N. V., L.
                  S. Holding (Curacao), N. V., Little Switzerland (Antigua), Limited, Little Switzerland (St. Lucia) Limited, L. S. Holding
                  (USA), Inc. and The Chase Manhattan Bank and The Bank of Nova Scotia is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 1999.

          10.7 Standstill Agreement, dated July 28, 2000, by among the Company, its affiliates named therein, the Chase Manhattan Bank and the Bank of Nova Scotia (the "Standstill Agreement").

          10.8    Extension of the Standstill Agreement, dated August 23, 2000.

          10.9    Modification of the Standstill Agreement, dated October
                  13, 2000.

     (21) Subsidiaries of Registrant: A list of subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Annual Report on Form 10-K/A for the year ended May 31, 1997.

     (23) Consent of Arthur Andersen LLP.

     (27) Financial Data Schedule.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 6th day of October, 1999.


                                     LITTLE SWITZERLAND, INC.



                                     By: /s/ Robert L.Baumgardner
                                         --------------------------------------
                                         Robert L. Baumgardner
                                         Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of October 6, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


Signatures                                    Title


/s/ Robert L. Baumgardner                     Chief Executive Officer
------------------------------                and Director (Principal Executive
Robert L. Baumgardner                         Officer)



/s/ Seymour Holtzman                          Director
------------------------------
Seymour Holtzman


/s/ Peter R. McMullin                         Director
------------------------------
Peter R. McMullin


/s/ Alex J.Nobile                             Director
------------------------------
Alex J. Nobile


/s/ Kenneth W. Watson                         Director
------------------------------
Kenneth W. Watson


/s/ Patrick J. Hopper                         Chief Financial Officer,
------------------------------                Executive Vice President and
Patrick J. Hopper                             Treasurer (Principal Financial
                                              and Accounting Officer)