Form 10-Q
period 2000-08-26
LITTLE SWITZERLAND INC/DE
filed 2000-10-30
CIK 875523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 26, 2000


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

                           YES                      NO  X
                              ---                      ---


         At October 26, 2000, 8,636,379 shares of common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                                                                                                 Page
                                                                                                 ----

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of August 26, 2000 (unaudited) and
              May 27, 2000                                                                         2

              Consolidated Statements of Operations (unaudited) for three months
              ended August 26, 2000 and August 28, 1999                                            3

              Consolidated Statements of Cash Flows (unaudited) for the three months
              ended August 26, 2000 and August 28, 1999                                            4

              Notes to Consolidated Financial Statements (unaudited)                               5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                       12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                          14

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   14

Item 6.       Exhibits and Reports on Form 8-K                                                    15

Signatures                                                                                        16

Exhibit Index                                                                                     17


PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                          August 26
                                                                                            2000             May 27
                                               ASSETS                                    (unaudited)          2000
                                                                                         -----------      ------------
CURRENT ASSETS:
      Cash and cash equivalents.................................................           $   1,062        $     959
      Accounts receivable.......................................................                 263              355
      Inventory.................................................................              28,252           28,172
      Prepaid expenses and other current assets.................................               1,537              754
                                                                                         -----------      ------------
             Total current assets...............................................              31,114           30,240
PROPERTY, PLANT AND EQUIPMENT, AT COST..........................................              26,419           32,240
      Less - Accumulated depreciation...........................................              18,371           20,382
                                                                                         -----------      ------------
                                                                                               8,048           11,858
OTHER ASSETS                                                                                     481              381
                                                                                         -----------      ------------
             Total assets.......................................................           $  39,643        $  42,279
                                                                                         ===========      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Secured demand notes......................................................           $  10,175        $  10,175
      Accounts payable..........................................................               4,728            5,814
      Accrued and currently deferred income taxes...............................               1,498            1,500
      Other accrued expenses and deferred income................................               3,970            3,435
                                                                                         -----------      ------------
           Total current liabilities............................................              20,371           20,924
                                                                                         -----------      ------------
DEFERRED INCOME TAXES...........................................................                 202              202
                                                                                         -----------      ------------
           Total liabilities....................................................              20,573           21,126
                                                                                         -----------      ------------
COMMITMENTS AND CONTINGENCIES...................................................
MINORITY INTEREST...............................................................                  --            1,619
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value --
           Authorized -- 5,000 shares
           Issued and outstanding - none........................................                  --               --
      Common stock, $.01 par value --
           Authorized - 20,000 shares
           Issued and outstanding - 8,636 and 8,631 shares
           at August 26, 2000 and May 27, 2000, respectively....................                  87               87
      Capital in excess of par..................................................              16,925           15,604
      Retained earnings.........................................................               2,058            4,043
                                                                                         -----------      ------------
           Total stockholders' equity...........................................              19,070           19,734
                                                                                         -----------      ------------
           Total liabilities, minority interest and stockholders' equity                   $  39,643        $  42,479
                                                                                         ===========      ============


           See accompanying notes to consolidated financial statements

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      For the three months ended
                                                      August 26,      August 28,
                                                         2000            1999
                                                     -----------     -----------
NET SALES.........................................    $  9,959        $ 13,835

COST OF SALES.....................................       5,510           9,226
                                                     -----------     -----------

         Gross profits............................       4,449           4,609

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......       6,100           8,165
                                                     -----------     -----------

         Operating loss...........................      (1,651)         (3,556)

INTEREST EXPENSE, NET.............................         284             277
                                                     -----------     -----------

         Loss before income taxes.................      (1,935)         (3,833)

PROVISION FOR INCOME TAXES........................          50             100
                                                     -----------     -----------

NET LOSS..........................................    $ (1,985)       $ (3,933)
                                                     ===========     ===========

BASIC AND DILUTED LOSS

         Per share................................    $  (0.23)       $  (0.46)
                                                     ===========     ===========


           See accompanying notes to consolidated financial statements

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     For the three months ended
                                                                                      August 26,     August 28,
                                                                                         2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                                       $ (1,985)    $ (3,933)
      Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities --
           Depreciation.........................................................            443          655
           Changes in assets and liabilities:
                Decrease (increase) in accounts receivable......................             92          146
                Decrease (increase) in inventory................................            (80)       7,679
                Increase in prepaid expenses and
                     other current assets.......................................           (783)         (76)
                (Decrease) in accounts payable..................................         (1,086)      (3,474)
                (Decrease) increase in other accrued expenses and
                     deferred income............................................            535         (133)
                (Decrease) in accrued and currently deferred
                     income taxes...............................................             (2)        (704)
                                                                                     ------------   -----------

      Net cash (used in) provided by operating activities.......................         (2,866)         160
                                                                                     ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures......................................................            (75)         (21)
      (Increase) decrease in other assets.......................................           (100)         (74)
      Proceeds from sale of certain assets......................................          3,442           --
                                                                                     ------------   -----------
      Net cash provided by (used in) investing activities.......................          3,267          (95)
                                                                                     ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from unsecured notes payable.....................................             --           --
      Repayments of unsecured notes payable.....................................             --           --
      Repayments of long term borrowings........................................             --           --
      Issuance of common stock..................................................              2           --
      Repurchase of preferred shares............................................           (300)          --
                                                                                     ------------   -----------
           Net cash (used in) financing activities..............................           (298)          --
                                                                                     ------------   -----------

           Net increase in cash and cash equivalents............................            103           65

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................            959        2,739
                                                                                     ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................       $  1,062     $  2,804
                                                                                     ------------   -----------

Supplemental disclosures of cash flow information

      Cash payments for interest                                                       $    285     $    304

      Cash payments for taxes                                                                52          604

Noncash financing activities

      Additional paid in capital related to the repurchase of preferred stock          $   1,319    $     --
      minority interest

           See accompanying notes to consolidated financial statements

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of August 26, 2000 and August 28, 1999 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended May 27, 2000 (the "Form 10-K").

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

3.       MANAGEMENT'S PLANS

         Existing Situation

         The Company continues to operate without a long-term credit facility to fund its working capital needs. On August 29, 2000, the Company entered into a standstill agreement with its lenders (the "Standstill Agreement") through December 31, 2000 that effectively freezes the Company's line of credit at $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. This agreement provides Little Switzerland with the flexibility to close with Almod Diamonds Limited ("Almod") on the remaining approximately $9.0 million proceeds from a series of proposed transactions more particularly described below which, if consummated, would result in the Company's receipt of aggregate proceeds of $14.0 million. It also provides the Company with needed time to secure a new working capital facility.

         Actions Taken to Date

         The Company has been diligently working to address current issues concerning the Company's finances, operations, merchandising and recruiting. For a complete description of the

Company's strategic plan and the actions taken by the Company through August 2000, see Note 1 to the Consolidated Financial Statements in the Form 10-K for the fiscal year ended May 27, 2000. The Company's new management team is committed to continue to make progress on the initiatives referenced therein. Management will continue to attempt to secure a greater range of world class luxury products for sale in Little Switzerland stores. Included in this process will be a focus on improving gross margin leverage and inventory turnover.

         Qualification

         The Company's ability to achieve the operating results discussed in its fiscal 2000 strategic plan is impacted by each of the factors referenced in Note 1 to the Consolidated Financial Statements in the Form 10-K. There can be no assurance that the Company will be able to successfully execute its fiscal 2000 strategic plan, which includes securing adequate financing to pay off the Company's existing lenders and to fund its additional working capital needs.

4.       RECENT DEVELOPMENTS

         Sale of Marigot Store

         On June 13, 2000, the Company consummated the sale of substantially all of the assets of its store located in Marigot on the island of St. Martin. Such sale was effected pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $365,000 for the lease and fixtures, but such amount did not include any inventory.

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

         Letter of Intent

         In August 2000, the Company entered into a letter of intent (the "Letter of Intent") with Almod which, if consummated in accordance with its terms, would result in the Company receiving an aggregate of $14.0 million through a combination of real property related transactions, including the Philipsburg Sale-Leaseback and the sale of a non-core operating store, and a substantial investment in the Company's Common Stock. To date, the Company has completed the Philipsburg Sale-Leaseback and received a $500,000 deposit in respect of the sale of a non-core operating store. The Company and Almod are exploring various alternatives with respect to the terms of the proposed sale of a non-core operating store, which would result in the Company maintaining a presence on the applicable Caribbean island. Pursuant to the Letter of Intent, but subject to, among other things, the successful completion of its due diligence, Almod has agreed to purchase approximately 7,069,000 new shares of Common Stock, or approximately 45% of the then outstanding shares, for an aggregate cash purchase price of $6.9 million. The Company anticipates that the definitive stock purchase agreement will contain certain customary

"standstill" provisions in transactions of this type, including provisions designed to ensure that Almod would not control the Company. No assurance can be provided as to whether the Company and Almod will be able to consummate the remaining two transactions contemplated by the Letter of Intent or, if consummated, the definitive terms thereof.

         Repurchase of Barbados Preferred Shares

         On August 4, 2000, the Company purchased all of the outstanding preferred shares in its Barbados operations for $0.3 million, which shares had been carried on its books at $1.6 million. This purchase terminates a management agreement associated with the shares requiring the Company to pay 2.5% of its Barbados sales to the holder of the preferred shares. The Company has recorded this as a capital transaction and thus recorded additional paid in capital of $1.3 million.

         Standstill Agreement

         Pursuant to the Standstill Agreement, effective through December 31, 2000, the Company's lenders will continue not to make any additional borrowings available to the Company and thereby freeze the Company's line of credit at $10.2 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. However, the lenders have agreed to refrain from exercising any remedies arising from existing defaults during the term of the Standstill Agreement so long as the Company, among other things, (i) pays interest on the outstanding borrowings and letters of credit, together with related fees and expenses, (ii) maintains a certain inventory to outstanding total debt coverage ratio, and (iii) reduces the outstanding borrowings and letters of credit (in agreed upon amounts) from the proceeds of (x) the sale of certain real property related assets to Almod as described above, (y) certain estimated anticipated business interruption insurance proceeds for losses sustained by the Company from Hurricane Lenny and (z) the sale of Common Stock to Almod as described above. The Company is in compliance with, or has obtained waivers for, the aforementioned provisions of the Standstill Agreement. The Standstill Agreement will enable the Company to retain a significant portion of such proceeds for working capital. The Standstill Agreement provides the Company with additional time to attempt to consummate certain proposed transactions with Almod as contemplated by the Letter of Intent and to seek a new working capital facility. However, there can be no assurance that the Company will be able to consummate its remaining transactions with Almod, and, as a consequence thereof, there can be no assurance that the agreed upon forbearance period will continue until its scheduled termination date. As part of the Standstill Agreement, the Company's lenders agreed to release their liens on the Company's Philipsburg location, which enabled the Company to complete the Philipsburg Sale-Leaseback. As a result of the Philipsburg Sale-Leaseback, the Company received total proceeds of $4.5 million, of which approximately $3.5 million was used as additional working capital and the remainder will be used to reduce the Company's outstanding debt.

5.       CREDIT ARRANGEMENTS

         Historically, the Company has utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999, that effectively froze the Company's line of credit at its then and current level of $17.5 million. This amount consisted of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against their personal property. The Forbearance Agreement also sets forth certain criteria that the Company had to meet regarding the Company's inventory levels. The forbearance period under the Forbearance Agreement expired on August 31, 1999. Pursuant to the Standstill Agreement, the lenders have agreed to forbear from exercising their rights and remedies under the existing loan documents, which include the ability to declare all amounts immediately due under the loan agreements, until December 31, 2000; provided, however, that such forbearance period will terminate if the Company fails to satisfy its obligations under the Standstill Agreement. If the agreed upon forbearance period terminates, the lenders would be entitled to accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company would not have sufficient funds available to make such payments and such action by the lenders will have a material adverse effect on the Company.

         The Company is actively exploring other financing alternatives. At this time, however, the Company does not have any firm commitments from other lenders to provide it with funds that would be used to pay off its existing lenders or to finance its working capital. There is no assurance that the Company will be successful in obtaining any other financing. Outstanding borrowings against these aforementioned now secured credit facilities totaled $10.2 million and $13.3 million as of August 26, 2000 and August 28, 1999, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million and $4.2 million as of August 26, 2000 and August 28, 1999, respectively. The weighted average interest rates incurred during fiscal 2000, 1999 and 1998 were approximately 9.6%, 8.4% and 8.1% respectively.

6.       EARNINGS PER SHARE

         In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options (as calculated utilizing the "Treasury Method"). The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, the weighted average number of shares used in diluted earnings calculation, and the shares under option plans which were anti-dilutive for the periods included in this report are as follows (in thousands):

                                                              Three Months Ended
                                                              8/26/00    8/28/99
Weighted average number of shares
     used in basic earnings per share
     calculation..........................................    8,635       8,625
Dilutive effects of options...............................       --          --
                                                              -----       -----
Weighted average number of shares
     used in diluted earnings per share
     calculation..........................................    8,635       8,625
                                                              =====       =====
Shares under and outside the option plans
     excluded in computation of diluted earnings
     per share due to anti-dilutive effects...............    1,015       1,233
                                                              =====       =====

7.       ACCOUNTING FOR INCOME TAXES

         The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to occur.

8.       LONG LIVED ASSETS

         The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The Company recognized an impairment loss of approximately $2,574,000 during the year ended May 27, 2000 related to events and circumstances that indicated the carrying value of certain long-lived assets may not be recoverable. The impairment losses have been classified as a component of selling, general and administrative expense for the year ended May 27, 2000. There were no impairment losses recognized during the quarters ended
August 28, 1999 or August 26, 2000.

         Included in Note 3 is a discussion of management's planned actions to improve its current financial condition. The planned actions include a thorough review of each store location and operation to determine what further actions are required to return the Company to sustained profitability. Although the Company believes no further impairment losses are required at August 26, 2000, future strategic actions could result in additional store closings and impairment losses.

9.       FOREIGN EXCHANGE CONTRACTS

         Historically, the Company entered into foreign exchange contracts to hedge against foreign currency fluctuations for purchase commitments and accounts payable denominated in foreign currencies. Gains and losses on contracts to hedge purchase commitments are included in the cost basis of the related purchases. The Company had no foreign exchange contracts outstanding at May 27, 2000.

         The Company's functional currency under SFAS No. 52, Foreign Currency Translations, for all foreign locations is the U.S. dollar. Accordingly, all transaction and translation gains and losses are included in the accompanying consolidated statement of operations. Gains and losses for all periods presented were not material.

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

11.      COMMITMENTS AND CONTINGENCIES

         Hurricane Damage

         On November 30, 1999, the Company announced that Hurricane Lenny, which hit certain Caribbean islands during the second quarter of fiscal 2000, caused significant damage to the infrastructure of Dutch St. Maarten and French St. Martin, including hotels, cruise ship docks and other tourist facilities. While Little Switzerland sustained minimal property damage to its retail stores, one of the Company's stores on St. Martin was closed for 24 days and one for 33 days, one store on St. Maarten was closed for 12 days and the four St. Thomas stores were closed for 2 1/2 days each. As of December 20, 1999, all of the Company stores were restored to normal operations.

         Interruption of the Company's business as a result of Hurricane Lenny has had an adverse impact on the Company's plans to, among others things, repay debt to its existing lenders, consummate a transaction to sell liquidation goods to a third party and obtain alternative asset-based financing.

         On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The Company received a $2.2 million settlement of which $0.5 million had been previously advanced to the Company. After applying a deductible of $0.3 million, the Company will receive proceeds of $1.4 million as final settlement of this claim.

         Class Action Lawsuit

         On March 22, 1999, a complaint was filed in the United States District Court for the District of Delaware as a putative class action on behalf of certain stockholders of the Company against the Company, certain of its existing and former officers and directors, Destination Retail Holdings Corporation ("DRHC") and Stephen G.E. Crane. The complaint alleges that the defendants violated the federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the plaintiff's amended complaint on December 7, 1999. On January 28, 2000, the plaintiffs filed their opposition to the motion to dismiss. The motion remains pending. The Company has entered into discussions to settle this action. However, there can be no assurances that these discussions will result in a settlement of this action, or that any settlement will be on terms favorable to the Company. As a result, at this time, management of the Company is unable to determine the financial impact this action may have on the Company's financial condition or results of operations.

         NXP

         On June 22, 2000, NXP Jewels Corporation d/b/a Jewels at A.H. Riise ("NXP"), a St. Thomas competitor of the Company, filed a complaint against the Company in the United States District Court for the District of Delaware (Civil Action No. 00-630). The complaint alleges damages resulting from the Company's termination of a letter of intent to sell its Barbados operations to NXP. The Company terminated this letter of intent because of NXP's failure to perform in accordance with the terms thereof. NXP's complaint seeks, among other things, certain injunctive relief and unspecified monetary damages. At a hearing in August 2000, NXP's request for injunctive relief was denied. The Company has filed its response to this complaint which includes counter claims for alleged damages against NXP for its failure to perform in accordance with the letter of intent on an expedited basis.

12.      SUBSEQUENT EVENT

         On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The Company received a $2.2 million settlement of which $0.5 million had been previously advanced to the Company. After applying a deductible of $0.3 million, the Company will receive proceeds of approximately $1.4 million as final settlement of this claim.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which are predictions or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results and performance of the Company to differ materially from anticipated future results and performance expressed or implied by such forward-looking statements.

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

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 26, 2000

General

         The Company operated 17 luxury gift and jewelry stores as of August 26, 2000. The Company's performance in the quarter ended August 26, 2000 resulted in a substantial reduction in the net loss reported by the Company compared to the quarter ended August 28, 1999. This reduction of the net loss was accomplished through management's increased focus on controlling margins and expenses compared to the corresponding quarter in the prior year.

Net Sales

         Net sales for the first quarter ended August 26, 2000, were $10.0 million, a 28.0% reduction from net sales of $13.8 million for the corresponding period last year. Net sales for comparable stores decreased approximately 13.5% for the quarter ended August 26, 2000 compared to the corresponding period last year.

         Management attributes this reduction in sales primarily to strong sales in the prior year resulting from aggressive markdowns taken to discontinue the Company's fragrance category. Excluding this category, sales in comparable stores decreased 4.6%. The Company had a sales increase of 3.6% from the prior year in its St. Thomas market, which may indicate that new Company initiatives are having a positive effect on sales, and that the Company is benefitting from increased ship traffic during the quarter.

Gross Profit

         Gross profit as a percentage of net sales was 44.7% for the quarter ended August 26, 2000 as compared to 33.3% for the corresponding period last year. Management attributes this margin improvement to its focus on improving sales through promotional activities as opposed to discounting. This increased sales volume, coupled with the Company's maintenance of margins at or above historical levels, is a positive sign for the Company. This strong margin performance offset the decrease in sales from the year ago period.

Selling, General and Administrative Expenses

         Selling, General and Administrative Expenses ("SG&A) for the first quarter ended August 26, 2000 were $6.1 million, or approximately 61.3% of net sales compared to $8.2 million, or approximately 59.0% of net sales for the corresponding period last year. The increase in SG&A expense as a percentage of net sales is primarily attributable to the reduction in net sales for the three month period ended August 26, 2000. Management has been effective in controlling the Company's legal and consulting expenses, which have been substantial in prior periods.

Other

         Net interest expense for the first quarter ended August 26, 2000 was $284,000 compared to $277,000 for the corresponding period last year. The increase in net interest expense reflects increased average borrowing rates compared to the corresponding period last year.

         The Company's effective tax rates for the three-month periods ended August 26, 2000 and August 28, 1999 were approximately 2.6% and 2.6% respectively.

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

         The Company continues to operate without a long-term credit facility to fund its working capital needs. As discussed above, the Company entered into the Standstill Agreement effective through December 31, 2000. The Forbearance Agreement entered into by the Company and its lenders in April 1999 expired on August 31, 1999. Pursuant to the Forbearance Agreement, the Company, among other things, granted liens to its lenders secured by substantially all of the Company's assets, and established certain criteria that the Company was required to meet regarding inventory levels, in consideration of forbearance from the lenders exercising their rights and remedies under the then existing loan documents, including declaring all amounts immediately due under such documents. Pursuant to the Standstill Agreement, the lenders have agreed to forbear from exercising their rights and remedies under the existing loan documents, including declaring all amounts immediately due under such documents, until December 31, 2000; provided, however, that such forbearance period will terminate if the Company fails to satisfy its obligations under the Standstill Agreement. If the agreed upon forbearance period terminates, the lenders would be entitled to accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company would not have sufficient funds available to make such payments and such action by the lenders would have a material adverse effect on the Company.

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

         Net cash used in operations during the three-month period ended August 26, 2000 was $2.9 million, compared to $0.2 million for the corresponding period last year.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


         None.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On June 22, 2000, NXP Jewels Corporation d/b/a Jewels at A.H. Riise ("NXP"), a St. Thomas competitor of the Company, filed a complaint in the United States District Court for the District of Delaware (Civil Action No. 00-630) against the Company. The complaint alleges damages resulting from the Company's termination of a letter of intent to sell its Barbados operations to NXP. The Company terminated this letter of intent because of NXP's failure to perform in accordance with the terms thereof. NXP's complaint seeks, among other things, certain injunctive relief and unspecified monetary damages. At a hearing in August 2000, NXP's request for injunctive relief was denied. The Company has filed its response to this complaint which includes counter claims for alleged damages against NXP for its failure to perform in accordance with the letter of intent on an expedited basis.

         On March 22, 1999, a complaint was filed in the United States District Court for the District of Delaware as a putative class action on behalf of certain stockholders of the Company against the Company, certain of its existing and former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that the defendants violated the federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the plaintiff's amended complaint on December 7, 1999. On January 28, 2000, the plaintiffs filed their opposition to the motion to dismiss. The motion remains pending. The Company has entered into discussions to settle this action. However, there can be no assurances that these discussions will result in a settlement of this action, or that any settlement will be on terms favorable to the Company. As a result, at this time, management of the Company is unable to determine the financial impact this action may have on the Company's financial condition or results of operations.

ITEM 6.  Exhibits and Reports of Form 8-K

(a)      Exhibits.

                  3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 10, 1992.

                  3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

                  27       Financial Data Schedule.

(b)      Reports on Form 8-K during the quarter ended August 26, 2000.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LITTLE SWITZERLAND, INC.



Dated as of October 27, 2000       By:  /s/ Patrick J. Hopper
                                      -----------------------------------------
                                        Patrick J. Hopper
                                        Chief Financial Officer, Vice President
                                        and Treasurer

                                  EXHIBIT INDEX

EXHIBIT                           EXHIBIT
NUMBER

3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Amendment No. 1 to the Form S-1.

3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

27       Financial Data Schedule.