Form 10-K/A
period 2000-05-27
LITTLE SWITZERLAND INC/DE
filed 2001-01-12
CIK 875523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 27, 2000

                         COMMISSION FILE NUMBER 0-19369

                            LITTLE SWITZERLAND, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 66-0476514
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    161-B CROWN BAY CRUISE SHIP PORT
          ST. THOMAS U.S.V.I.                               00802
-----------------------------------------        ----------------------------
(Address of Principal Executive Offices)                  (Zip Code)

(Registrant's Telephone Number, Including Area Code)     (340) 776-2010

           Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
            None                                          N/A

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

As of October 5, 2000, 8,636,379 shares of $0.01 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.781 per share for the registrant's Common Stock, as reported on the OTCBB as of October 5, 2000, was $4,420,521.

      The undersigned, Little Switzerland, Inc. (the "Company"), hereby amends the following items of its Annual Report on Form 10-K for the period ended May 27, 2000 ("Fiscal 2000") as set forth below:

Part III, Item 10 Directors and Executive Officers of the Company.

Part III, Item 11 Executive Compensation.

Part III, Item 12 Security Ownership of Certain Beneficial Owners and
          Management.

Part III, Item 13 Certain Relationships and Related Transactions.

Part IV, Item 14 Exhibits, Financial Statement Schedules, and Reports on Form
8-K.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Set forth below is a list of our directors and executive officers and their principal occupations during the past five years. The Board of Directors of the Company currently consists of 5 members, and is divided into three classes, with two directors in each of Classes I and II and one director in Class III. Directors serve for three-year terms, with one class of directors being elected by the Company's stockholders at each annual meeting.



             NAME:                                     AGE:   POSITION(S) WITH COMPANY:
             -----                                     ----   -------------------------


Robert L. Baumgardner ............................      54    President, Chief Executive Officer and
                                                                   Class I Director (term expires 2001)

Alex J. Nobile ...................................      47    Class I Director (term expires 2001)

Peter R. McMullin ................................      56    Class II Director (term expires 2002)

Kenneth W. Watson ................................      55    Class II Director (term expires 2002)

Seymour Holtzman .................................      65    Class III Director (term expires 2000 - next
                                                              annual meeting) and Chairman of the Board

Patrick J. Hopper ................................      38    Chief Financial Officer, Executive Vice President and Treasurer

Michael Pepper ...................................      54    Senior Vice President of Retail Operations

Patrick Heron ....................................      35    Vice President and General Merchandise
                                                                   Manager

      Robert L. Baumgardner was appointed President and Chief Executive Officer and elected as a Class I Director effective as of August 17, 1999. From September 1998 to August 1999, Mr. Baumgardner was Senior Vice President of Zale Corporation's Bailey Banks and Biddle Division in Dallas, Texas. From May 1994 to September 1998, Mr. Baumgardner held senior management positions with Mayors of Coral Gables, Florida.

      Alex J. Nobile was elected a Class I Director in June 1999. Since January 1997, Mr. Nobile has served as an attorney and investment professional with Berkeley International Capital Corporation, the venture capital arm of London Pacific Group Limited, a diversified international financial services firm. From 1991 to 1996, Mr. Nobile was Executive Vice President, General Counsel and Corporate Secretary for Gruen Marketing Corporation.

      Peter R. McMullin was elected a Class II Director in April 1999. Mr. McMullin is the co-founder of Southeast Research Partners, Inc. and has been an Executive Vice President and a managing director of that firm since its inception in June 1990. In June 1999, Southeast Research Partners was acquired by Ryan, Beck & Co., an institutional research, investment banking and trading firm, and Mr. McMullin is now Senior Managing Director of Ryan, Beck & Co. - Southeast Research Group.

      Kenneth W. Watson was elected a Class II Director in May 1991. From April 7, 1999 until August 17, 1999, Mr. Watson served the Company as Acting Chief Executive Officer. Since September 1999, Mr. Watson has served as the Chief Operating Officer of CyberSettle.com, an Internet dispute resolution company. From October 1996 to March 1999, Mr. Watson served as Vice President-Consumer Marketing of the New York Times Magazine Group, a subsidiary of the New York Times Company. From October 1994 to March 1996, Mr. Watson served as Executive Vice President of K-Mart Corporation.

      Seymour Holtzman was elected a Class III Director in December 1999. Mr. Holtzman is the founder and Chief Executive Officer of Jewelcor Management, Inc. and the founder and former Chief Executive Officer of Gruen Marketing Corporation. Since 1990, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., C.D. Peacock, Inc., Central European Capital Investors, Inc. and S.A. Peck & Company. Mr. Holtzman is also the President and founder of Financial Thrift Value Fund.

      Patrick J. Hopper was appointed Vice President-Finance in June 1999 and subsequently was appointed Chief Financial Officer, Executive Vice President and Treasurer in July 1999. From January 1998 to January 1999, Mr. Hopper served Tesco PLC as Director of Central European Projects. From April 1996 to January 1998, Mr. Hopper served Tesco PLC as Chief Financial Officer of Tesco PLC for the Czech and Slovak Republic. From January 1994 to April 1996, Mr. Hopper served as Director of Finance and Administration of K-Mart Corporation in the Czech and Slovak Republic.

      Michael Pepper was appointed Senior Vice President of Retail Operations in February 2000. From June 1994 to February 2000, Mr. Pepper was Director of Store and Operations for Cardow Jewelers of St. Thomas, U.S.V.I.

      Patrick Heron was appointed Vice President and General Merchandise Manager in January 2000. From September 1999 to January 2000, Mr. Heron served the Company as its watch buyer. From 1996 to September 1999, Mr. Heron served Tourneau as a merchandise manager.

SECTION 16(A)     BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder require the Company's directors and officers, and persons who own more than 10% of the outstanding common stock of the Company (the "Common Stock") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Personnel of the Company generally prepare these reports on the basis of information obtained from each director and officer, and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best knowledge of the Company, all reports required by Section 16(a) of the Exchange Act to be filed by its directors, officers and 10% or greater stockholders during Fiscal 2000 were filed on time, except that Form 5's were not timely filed for the December 1999 option grants to Mr Baumgardner and Mr. Hopper and for the May 27, 2000 automatic grants of stock options to non-employee directors.

ITEM 11.    EXECUTIVE COMPENSATION.

                  The following table sets forth information concerning the total compensation of the Company's Chief Executive Officer and Acting Chief Executive Officer and the two other executive officers who were serving as executive officers at the end of Fiscal 2000 and earned in excess of $100,000 during Fiscal 2000. These four persons are hereinafter referred to collectively as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE


                                                                                    LONG TERM COMPENSATION
                                                                           -----------------------------------
                                           ANNUAL COMPENSATION                       AWARDS             PAYOUT
                                       ----------------------------------  -----------------------     -------
                                                               OTHER       RESTRICTED
                                                               ANNUAL        STOCK      SECURITIES      LTIP      ALL OTHER
NAME AND                        FISCAL SALARY         BONUS    COMPEN-       AWARDS     UNDERLYING     PAYOUTS     COMPEN-
PRINCIPAL POSITIONS             YEAR     ($)           ($)     SATION         ($)       OPTIONS          ($)       SATION
------------------------        ----   -----------    -----    ----------  ----------   ----------     -------    -------------
Robert L. Baumgardner           2000   153,077 (a)     --      93,750 (b)       --      400,000          --       25,008 (c)
   Chief Executive              1999       --          --         --            --         --            --           --
   Officer                      1998       --          --         --            --         --            --           --

Kenneth W. Watson               2000    124,615        --         --            --         --            --        5,971 (c)
   Acting Chief                 1999     45,692        --         --            --         --            --       60,750 (i)
   Executive Officer (d)        1998       --          --         --            --         --            --           --

Patrick J. Hopper               2000   144,231 (e)     --         --            --      100,000          --       30,000 (f)
   CFO, Executive Vice          1999       --          --         --            --         --            --           --
   President and Treasurer      1998       --          --         --            --         --            --           --

William Canfield                2000   181,826        10,000      --            --         --            --        8,650 (g)
  Vice President of             1999   181,446         --         --            --         --            --        8,684 (g)
   Store Operations (h)         1998   173,000        28,000      --            --         --            --        8,659 (g)

----------------

(a) Represents compensation paid in Fiscal 2000 based on an annual base salary of $200,000. Mr. Baumgardner's annual base salary was subsequently raised to $300,000.

(b) Represents the portion of the $125,000 in additional compensation that was paid in Fiscal 2000 that the Company agreed to pay Mr. Baumgardner upon the inception of his employment with the Company.

(c) Represents housing expenses paid by the Company in the relevant fiscal year.

(d) Mr. Watson assumed the position of Acting Chief Executive Officer effective April 7, 1999 and resigned effective August 17, 1999. Mr. Watson currently serves as a Class II Director of the Company.

(e) Represents compensation paid in Fiscal 2000 based on an annual base salary of $150,000. Mr. Hopper's annual base salary was subsequently raised to $200,000.

(f)   Represents moving expenses paid by the Company.

(g) Represents insurance premiums paid by the Company for term and whole life insurance.

(h) Following the expiration of Mr. Canfield's employment agreement in June 2000, Mr. Canfield ceased to be an executive officer of the Company and currently serves the Company as a consultant.

(i) Represents compensation paid to Mr. Watson for acting as a director of the Company while not also employed as Acting Chief Executive Officer during fiscal 1999.

OPTIONS

      The following tables set forth information concerning grants of stock options to, and exercises of stock options by, the Named Executive Officers during Fiscal 2000, and the number and value of unexercised options held by each of them at May 27, 2000.




                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                                       AT ASSUMED ANNUAL RATES
                                                                                                       OF STOCK PRICE APPRECI-
                                                INDIVIDUAL GRANTS                                      ATION FOR OPTION TERM
                               --------------------------------------------------------------        ------------------------
                                           % OF TOTAL
                                             OPTIONS
                               NUMBER OF     GRANTED
                               SECURITIES       TO
                               UNDERLYING   EMPLOYEES
                                OPTIONS      IN FISCAL          EXERCISE         EXPIRATION
        NAME                    GRANTED        YEAR             PRICE ($)(A)         DATE             5%($)          10%($)
---------------------------    -----------  -----------         ------------     ------------        -------         --------

Robert L. Baumgardner......    350,000 (b)      54%                0.44             8/17/09          84,905          209,124
                                50,000 (b)      7.8%               0.66             12/21/09         18,194           44,812

Kenneth W. Watson..........      3,000 (c)      0.5%               0.53             5/26/10             877            2,159

Patrick J. Hopper..........     50,000 (b)      7.8%               0.69              6/7/09          19,021           46,899
                                50,000 (b)      7.8%               0.66             12/21/09         16,694           43,312

William R. Canfield........       --             --                 --                 --             --              --

----------------

(a)   Fair market value of a share of Common Stock on the date of grant.

(b) Options vest as follows: 20% vest on the date of grant, with an additional 20% of the total grant vesting on each anniversary of the date of grant.

(c)   Options fully vest upon grant.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                           Number of Securities           Value of Unexercised In-
                          Shares                          Underlying Unexercised             the-Money Options
                        Acquires on       Value         Options at Fiscal Year-End           at Fiscal Year-End
Name                   Exercise (#)   Realized ($)    Exercisable    Unexercisable      Exercisable     Unexercisable
----                   ------------   ------------    -----------    -------------      -----------     -------------

Robert L. Baumbardner       --              --           80,000         320,000           $6,300           $25,200

Kenneth W. Watson           --              --           41,333            --               --               --

Patrick J. Hopper           --              --           20,000          80,000             --               --

William Canfield            --              --           60,000            --               --               --



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

         In order to align stockholder and director interests, in 1992 the Board of Directors established the 1992 Non-Employee Directors' Nonqualified Stock Option Plan (the "1992 Option Plan"). Pursuant to the 1992 Option Plan, each eligible non-employee director automatically receives an option to purchase 3,000 shares of Common Stock on the last day of the Company's fiscal year. All options granted pursuant to the 1992 Option Plan vest and are immediately exercisable upon grant. All options granted under the 1992 Option Plan have an exercise price equal to 100% of the fair market value of a share of Common Stock on the grant date. On May 27, 2000, the then eligible non-employee directors each received an option to purchase 3,000 shares of Common Stock at an exercise price of $0.53 per share, the fair market value of the Common Stock on May 26, 2000. On July 17, 2000, the Board of Directors resolved to amend the 1992
Option Plan to allow the Company to grant stock options to non-employee directors outside of the 1992 Option Plan.

CONTRACTS WITH NAMED EXECUTIVE OFFICERS

         The following is a description of the employment contracts and arrangements with the Named Executive Officers.

         Mr. Baumgardner entered into an employment agreement with the Company (the "Baumgardner Agreement") effective as of August 17, 1999. Under the terms of the Baumgardner Agreement, Mr. Baumgardner will serve as the President and Chief Executive Officer of the

Company for a two-year term. Mr. Baumgardner receives a base salary of $300,000 over each twelve-month period employed. Upon achievement of certain performance criteria, Mr. Baumgardner will be entitled to receive a bonus in an amount up to 75% of his base salary in each year. In addition, Mr. Baumgardner received additional compensation upon the inception of his employment in an aggregate amount equal to $125,000, payable in twelve monthly installments commencing on September 1, 1999. Mr. Baumgardner's employment may be terminated immediately by the Company for "cause" as defined in the Baumgardner Agreement. If Mr. Baumgardner's employment is terminated by the Company without cause, he is entitled to receive a lump sum payment equal to twelve months of base salary, plus any accrued but unpaid annual bonus which he has earned. If, within one year from the date of a Change of Control, as defined in the Baumgardner Agreement, Mr. Baumgardner's employment is terminated by the Company or its successor entity for any reason other than death, cause or disability, then he is entitled to receive a lump sum payment equal to the number of months of base salary remaining in the term of employment if termination occurs on or prior to August 17, 2000 or twelve months of base salary if termination occurs after August 18, 2000. Mr. Baumgardner is subject to certain non-competition provisions during the term of his employment. On August 17, 1999, as an inducement to Mr. Baumgardner to enter into the Baumgardner Agreement, the Company granted Mr. Baumgardner an option to purchase 350,000 shares of Common Stock at $0.4375 per share. On December 21, 1999, the Company granted Mr. Baumgardner an additional option to purchase 50,000 shares of Common Stock at $0.66 per share.

      Mr. Watson was appointed as the Acting Chief Executive Officer of the Company effective as of April 7, 1999 and resigned on August 17, 1999. Mr. Watson served as the Acting Chief Executive Officer of the Company from month to month until a successor President and Chief Executive Officer could be appointed. Mr. Watson received a salary equal to $30,000 per month for each month employed. Mr. Watson also received reimbursement of his reasonable living expenses during his term as Acting Chief Executive Officer.

      Mr. Hopper entered into an employment agreement with the Company (the "Hopper Agreement") effective as of June 7, 1999. Under the terms of the Hopper Agreement, Mr. Hopper served the Company as Vice President of Finance until July 2, 1999 and as Chief Financial Officer and Treasurer thereafter. The Hopper Agreement has a term of one year, automatically renewable for periods of one year, unless either party elects not to extend the term. Mr. Hopper receives an annual base salary of $200,000. Upon achievement of certain performance criteria, Mr. Hopper is entitled to receive a bonus in an amount of up to 37.5% of his base salary in each year. Mr. Hopper's employment may be terminated immediately by the Company for cause as defined in the Hopper Agreement. If Mr. Hopper's employment is terminated by the Company without cause or if a Terminating Event (as defined in the Hopper Agreement) occurs within one year from the date of a change of control of the Company, then he will be entitled to receive, among other things, a lump sum payment determined on a sliding scale based on the date of termination, plus any accrued unpaid annual bonus which he has earned prior to termination. On June 7, 1999, the Company granted Mr. Hopper an option to purchase 50,000 shares of Common Stock at $0.6875 per share. On December 21, 1999, the Company granted Mr. Hopper an additional option to purchase 50,000 shares of Common Stock at $0.66 per share.

      On June 16, 1994, Mr. Canfield entered into an employment agreement with the Company (the "Canfield Agreement") effective as of June 16, 1994, pursuant to which Mr. Canfield served the Company as Vice President of Store Operations for a five-year term. On November 13, 1998, Mr. Canfield entered into an amendment to the Canfield Agreement that extended the term of his employment until June 15, 2000. Under the Canfield Agreement, Mr. Canfield received a base salary of approximately $182,000 for the twelve-month period ending on June 15, 2000, and upon the achievement of certain performance criteria, a bonus in an amount of up to 25% of his base salary. Following the expiration of the Canfield Agreement on June 15, 2000, Mr. Canfield ceased to be an executive officer of the Company and currently serves the Company as a consultant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information as of January 11, 2001 with respect to beneficial ownership of Common Stock by (a) each stockholder who, to the Company's knowledge, is the beneficial owner of more than 5% of the outstanding Common Stock, (b) each director of the Company, (c) each Named Executive Officer, and (d) all directors and executive officers of the Company as a group. The percentages in the last column are based on 8,636,379 shares of Common Stock outstanding on January 11, 2001. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.


                                                                                                  PERCENTAGE OF OUT-
                                                                    NUMBER OF SHARES OF             STANDING COMMON
                            NAME                                    COMMON STOCK OWNED                STOCK OWNED
----------------------------------------------------------          -----------------------       ------------------

Jewelcor Management, Inc. ................................              1,402,000 (a) (b)                16.2%

Donald L. Sturm and ValueVest Partners L.P. ..............              1,177,400 (b) (c)                13.6%

Almod Diamonds group .....................................                726,855 (b) (d)                8.4%

Lionheart Group, Inc. ....................................                556,600 (b) (e)                6.4%

Lincluden Management Limited .............................                488,000 (b) (f)                5.6%

Robert L. Baumgardner ....................................                193,333 (g) (h)                2.2%

Alex J. Nobile ...........................................                 11,333 (g) (h)                  *

Peter R. McMullin ........................................                 19,033 (g) (h)                  *

Seymour Holtzman .........................................              1,438,333 (g) (h) (i)            16.6%

Kenneth W. Watson ........................................                 41,333 (g) (h)                  *

Patrick J. Hopper ........................................                 73,333 (g) (h)                  *

                                                                                                  PERCENTAGE OF OUT-
                                                                    NUMBER OF SHARES OF             STANDING COMMON
                            NAME                                    COMMON STOCK OWNED                STOCK OWNED
----------------------------------------------------------          -----------------------       ------------------


William Canfield .........................................                 60,000 (g) (h)                  *

All current directors and executive officers
   as a group (8 persons) ................................                449,231 (j)                    5.2%



----------

*     Less than 1%.

(a) The information regarding the beneficial ownership of Common Stock by Jewelcor Management, Inc. was obtained from its statement on Schedule 13D, filed with the Commission on June 18, 1999. Such statement discloses as follows: Jewelcor Management, Inc. possesses sole voting and dispositive power over 1,341,000 shares of Common Stock; Seymour Holtzman and Steven Holtzman share voting and dispositive power over 48,000 shares of Common Stock; Trust f/b/o Allison Holtzman Garcia possesses sole voting and dispositive power over 10,000 shares of Common Stock; and Custodial Account f/b/o Chelsea Holtzman possesses sole voting and dispositive power over 3,000 shares of Common Stock. In the aggregate, the persons listed above hold 1,402,000 shares of Common Stock.

(b) Addresses are as follows: Jewelcor Management, Inc., 100 N. Wilkes-Barre Blvd., Wilkes-Barre, Pennsylvania 18702; Donald L. Sturm, 3303 East First Avenue, Suite 200, Denver, Colorado 80206; ValueVest Partners L.P., 1 Sansome Street, 39th floor, San Francisco, California 94104; Almod Diamonds, Ltd., 589 5th Avenue, New York, New York 10017; Lionheart Group, Inc., 230 Park Avenue, Suite 516, New York, New York 10169; and Lincluden Management Limited, 1275 North Service Road West, Suite 607, Oakville, Ontario, Canada L6M 3G4.

(c) The information regarding the beneficial ownership of Common Stock by Donald L. Sturm and ValueVest Partners L.P. was obtained from their statement on Amendment No. 3 to Schedule 13D, filed with the Commission on March 5, 1999. Such statement discloses that Donald L. Sturm possesses sole voting and dispositive power over 782,100 shares of Common Stock and ValueVest Partners L.P. possesses sole voting and dispositive power over 395,300 shares of Common Stock. Such statement further discloses that Donald L. Sturm and ValueVest Partners, L.P. act as a group for the purposes of acquiring and holding the shares of Common Stock held by them, and that their aggregate holdings equal 1,177,400 shares of Common Stock.

(d) The information regarding the beneficial ownership of Common Stock by the Almod Diamonds group was obtained from a statement on Amendment No. 1 to Schedule 13D, filed with the Commission on January 10, 2001. Such statement discloses that Albert Gad possesses sole voting and dispositive power over 360,000 shares of Common Stock and shared voting and dispositive power over 15,000 shares of Common Stock, Donna Gad-Hecht possesses shared voting and dispositive power over 20,000 shares of Common Stock, Joseph Hecht possesses shared voting and dispositive power over 5,000 shares of Common Stock, Francine Gad possesses shared voting and dispositive over 331,850 shares of Common Stock, Almod Diamonds, Ltd. possesses shared voting and dispositive power over 15,000 shares of Common Stock, Morris Gad possesses shared voting and dispositive power over 331,850 shares of Common Stock, and that such persons disclaim acting as a group in respect of acquiring and holding the shares of Common Stock held by them.

(e) The information regarding the beneficial ownership of Common Stock by Lionheart Group, Inc. was obtained from a statement on Schedule 13D, filed with the Commission on January 8, 2001. Such statement discloses that Lionheart Group, Inc. possesses sole voting and dispositive power over 556,600 shares of Common Stock.

(f) The information regarding the beneficial ownership of Common Stock by Lincluden Management Limited was obtained from its statement on Schedule 13G, filed with the Commission on February 16, 1999. Such statement discloses that Lincluden Management Limited possesses sole voting power over 118,300 shares of Common Stock, shared voting power over 369,700 shares of Common Stock, and sole voting and dispositive power over 488,000 shares of Common Stock.

(g) Includes shares of Common Stock which the directors and named officers have the right to acquire through the exercise of stock options within 60 days of November 29, 2000 as follows: Robert L. Baumgardner, 193,333; Alex
      J. Nobile, 11,333; Peter R. McMullin, 19,033; Seymour Holtzman, 36,333 (issued to Jewelcor Management, Inc. and deemed to be beneficially owned by Seymour Holtzman); Kenneth W. Watson, 41,333; Patrick J. Hopper, 73,333; and William Canfield, 60,000. Does not include shares of Common Stock which the directors and officers did not have the right to acquire through the exercise of options not exercisable within 60 days of November 29, 2000 as follows: Robert L. Baumgardner, 306,667; Alex J. Nobile, 16,667; Peter R. McMullin, 16,667; Seymour Holtzman, 66,667 (issued to Jewelcor Management, Inc. and deemed to be beneficially owned by Seymour Holtzman); Kenneth W. Watson, 16,667; Patrick J. Hopper, 126,667; and William Canfield, 0.

(h) Address is c/o Little Switzerland, Inc., 161-B Crown Bay Cruise Ship Port, St. Thomas, U.S.V.I. 00802.

(i) The shares of Common Stock deemed to be beneficially owned by Seymour Holtzman include the shares beneficially owned by Jewelcor Management, Inc. See footnote (a) above.

(j) Includes or excludes, as the case may be, shares of Common Stock as indicated in the preceding footnotes.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report.

(1)     Financial Statements.

        The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements.

(2)     Financial Statement Schedules.

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material and therefore have been omitted.

(b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the three month period ended May 27, 2000.

(c)     Exhibits.

(3)   Articles of Incorporation and By-Laws:

      3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1").

      3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on February 24, 1999.

(10)  Material Contracts:

      10.1 The Little Switzerland, Inc. 1991 Stock Option Plan, incorporated herein by reference to Amendment No. 1 to the Form S-1.

      10.2 The Little Switzerland, Inc. 1992 Employee Stock Purchase Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission on May 29, 1992.

      10.3 The Little Switzerland, Inc. 1992 Non-Employee Directors' Nonqualified Stock Option Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission on May 26, 1993.

      10.4 Settlement Agreement, dated as of February 23, 1999, by and among the Company, Jewelcor Management, Inc., Seymour Holtzman, Donald L. Sturm, ValueVest Partners, L.P. and C. William Carey, incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on February 24, 1999.

      10.5 Forbearance Agreement, dated as of May 7, 1999, by and among L. S. Wholesale, Inc., the Company, L. S. Holding, Inc., World Gift Imports (Barbados) Limited, World Gift Imports, N. V., Montres Et Bijoux, S.A.R.L., L. S. Holding (Aruba), N. V., L. S. Holding (Curacao), N. V., Little Switzerland (Antigua), Limited, Little Switzerland (St. Lucia) Limited, L. S. Holding (USA), Inc. and The Chase Manhattan Bank and The Bank of Nova Scotia, incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on May 20, 1999.

      10.6 Security Agreement, dated as of May 7, 1999, by and among L. S. Wholesale, Inc., the Company, L. S. Holding, Inc., World Gift Imports (Barbados) Limited, World Gift Imports, N. V., Montres Et Bijoux, S.A.R.L., L. S. Holding (Aruba), N. V., L. S. Holding (Curacao), N. V., Little Switzerland (Antigua), Limited, Little Switzerland (St. Lucia) Limited, L. S. Holding (USA), Inc. and The Chase Manhattan Bank and The Bank of Nova Scotia, incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on May 20, 1999.

      10.7 Standstill Agreement, dated April 7, 2000, by among the Company, its affiliates named therein, the Chase Manhattan Bank and the Bank of Nova Scotia (the "Standstill Agreement").

      10.8 Extension of the Standstill Agreement, dated July 28, 2000, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 2000, filed with the Commission on October 20, 2000 (the "2000 Form 10-K").

      10.9 Extension of the Standstill Agreement, dated August 23, 2000, incorporated by reference to the 2000 Form 10-K.

      10.10 Extension of the Standstill Agreement, dated October 13, 2000, incorporated by reference to the 2000 Form 10-K.

      10.11 Employment Agreement, dated as of August 17, 1999, between Robert L. Baumgardner and the Company, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1999, filed with the Commission on September 17, 1999 (the "1999 Form 10-K").

      10.12 Employment Agreement, dated as of August 17, 1999, between Patrick
            J. Hopper and the Company, incorporated herein by reference to the 1999 10-K.

(21) Subsidiaries of Registrant: A list of subsidiaries of the Company is incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 31, 1997.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized as of the 8th day of January, 2001.


                                        LITTLE SWITZERLAND, INC.



                                        By:      /s/ PATRICK J. HOPPER
                                                 ---------------------
                                                 Patrick J. Hopper
                                                 Chief Financial Officer

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                                 EXHIBIT

3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Commission on July 10, 1992 ("Amendment No. 1 to the Form S-1").

3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on February 24, 1999.

10.1 The Little Switzerland, Inc. 1991 Stock Option Plan, incorporated herein by reference to Amendment No. 1 to the Form S-1.

10.2 The Little Switzerland, Inc. 1992 Employee Stock Purchase Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission on May 29, 1992.

10.3 The Little Switzerland, Inc. 1992 Non-Employee Directors' Nonqualified Stock Option Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission on May 26, 1993.

10.4 Settlement Agreement, dated as of February 23, 1999, by and among the Company, Jewelcor Management, Inc., Seymour Holtzman, Donald L. Sturm, ValueVest Partners, L.P. and C. William Carey, incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on February 24, 1999.

10.5 Forbearance Agreement, dated as of May 7, 1999, by and among L. S. Wholesale, Inc., the Company, L. S. Holding, Inc., World Gift Imports (Barbados) Limited, World Gift Imports, N. V., Montres Et Bijoux, S.A.R.L., L. S. Holding (Aruba), N. V., L. S. Holding (Curacao), N. V., Little Switzerland (Antigua), Limited, Little Switzerland (St. Lucia) Limited, L. S. Holding (USA), Inc. and The Chase Manhattan Bank and The Bank of Nova Scotia, incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on May 20, 1999.

10.6 Security Agreement, dated as of May 7, 1999, by and among L. S. Wholesale, Inc., the Company, L. S. Holding, Inc., World Gift Imports (Barbados) Limited, World Gift Imports, N. V., Montres Et Bijoux, S.A.R.L., L. S. Holding (Aruba), N. V., L. S. Holding (Curacao), N. V., Little Switzerland (Antigua), Limited, Little Switzerland (St. Lucia) Limited, L. S. Holding
      (USA), Inc. and The Chase Manhattan Bank and The Bank of Nova Scotia, incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on May 20, 1999.

10.7 Standstill Agreement, dated April 7, 2000, by among the Company, its affiliates named therein, the Chase Manhattan Bank and the Bank of Nova Scotia (the "Standstill Agreement").

10.8 Extension of the Standstill Agreement, dated July 28, 2000, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 2000, filed with the Commission on October 20, 2000 (the "2000 Form 10-K").

10.9 Extension of the Standstill Agreement, dated August 23, 2000, incorporated by reference to the 2000 Form 10-K.

10.10 Extension of the Standstill Agreement, dated October 13, 2000, incorporated by reference to the 2000 Form 10-K.

10.11 Employment Agreement, dated as of August 17, 1999, between Robert L. Baumgardner and the Company, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1999, filed with the Commission on September 17, 1999 (the "1999 Form 10-K").

10.12 Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company, incorporated herein by reference to the 1999 10-K.

21 Subsidiaries of Registrant: A list of subsidiaries of the Company is incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 31, 1997.