Form 10-Q
period 2000-11-25
LITTLE SWITZERLAND INC/DE
filed 2001-01-12
CIK 875523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the quarterly period ended November 25, 2000

Commission File No. 0-19369





                            LITTLE SWITZERLAND, INC.


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


                                 (340) 776-2010
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

At January 3, 2001, 8,636,379 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                                                                                                               PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

               Consolidated Balance Sheets as of November 25, 2000 (unaudited) and May 27, 2000                  3

               Consolidated Statements of Operations (unaudited) for the three and six months ended
               November 25, 2000 and November 27, 1999                                                           4

               Consolidated Statements of Cash Flows (unaudited) for the six months ended
               November 25, 2000 and November 27, 1999                                                           5

               Notes to Consolidated Financial Statements (unaudited)                                            6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations               11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                          13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                   14

Item 6.     Exhibits and Reports on Form 8-K.                                                                   14

SIGNATURES                                                                                                      17

EXHIBIT INDEX                                                                                                   18

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 NOVEMBER 25,             MAY 27,
ASSETS                                                                               2000                  2000
                                                                              --------------------    ----------------

CURRENT ASSETS:
     Cash and cash equivalents........................................               $1,271                   $959
     Accounts receivable, net.........................................                  754                    355
     Inventory  ......................................................               29,352                 28,172
     Prepaid expenses and other assets................................                1,515                    754
                                                                              --------------------    ----------------
     Total current assets.............................................               32,892                 30,240

Property and equipment, at cost.......................................               26,723                 32,240
         Less: Accumulated depreciation...............................               18,818                 20,382
                                                                              --------------------    ----------------
                                                                              --------------------    ----------------
     Property and equipment, net......................................                7,905                 11,858

DEPOSITS AND OTHER ASSETS.............................................                  492                    381
                                                                              --------------------    ----------------
TOTAL                                                                               $41,289                $42,279
                                                                              ====================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABLITIES:
     Secured demand notes ............................................               $8,769                $10,175
     Accounts payable.................................................                6,649                  5,814
     Accrued and currently deferred income taxes......................                1,498                  1,500
     Note payable less unamortized discount...........................                1,430                     --
     Other accrued expenses and deferred income.......................                3,708                  3,435
                                                                              --------------------    ----------------
                Total current liabilities.............................               22,054                 20,924

DEFERRED INCOME TAXES                                                                   202                    202
                Total liabilities                                                    22,256                 21,126
MINORITY INTEREST                                                                        --                  1,619

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock, $.01 par value -
         Authorized - 5,000 shares
         Issued and outstanding - none................................                   --                     --
Common stock, $.01 par value -
         Authorized - 20,000 shares
         Issued and outstanding - 8,636 and 8,625 shares
         at November 25, 2000 and May 27, 2000, respectfully..........                   87                     87
Capital in excess of par..............................................               17,544                 15,604
Retained earnings.....................................................                1,402                  4,043
                                                                              --------------------    ----------------

                Total stockholders' equity............................               19,033                 19,734
                                                                              --------------------    ----------------
                                                                                    $41,289                $42,479
TOTAL.................................................................
                                                                              ====================    ================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      ----------------------------------    -----------------------------------
                                                       November 25,       November 27,       November 25,       November 27,
                                                           2000               1999               2000               1999
                                                      ---------------    ---------------    ----------------   ----------------
Net Sales.........................................      $11,356             $10,075            $21,315             $23,909

Cost of Sales.....................................        6,421               7,532             11,930              16,757
                                                      ---------------    ---------------    ----------------   ----------------

Gross Profits.....................................        4,935               2,543              9,385               7,152

Selling, General and Administrative Expenses......        6,636               7,161             12,736              15,326
Gain on Insurance Settlement......................        (1,352)                --              (1,352)                --
Gain on Disposition and Sale of Certain Assets....           --              (1,024)                  --            (1,024)


Operating (Loss)..................................         (349)             (3,594)            (1,999)             (7,150)

Interest Expense, net.............................          257                 315                542                 593

(Loss) before income taxes........................         (606)             (3,909)             (2,541)            (7,743)

Provision for Income Taxes........................           50                 100                100                 200


                                                      ---------------    ---------------    ----------------   ----------------
NET (LOSS)........................................         (656)             (4,009)             (2,641)            (7,943)
                                                      ---------------    ---------------    ----------------   ----------------

BASIC AND DILUTED (LOSS)..........................
    Per Share.....................................        ($ .08)            ($ .46)             ($ .31)           ($ .92)
                                                      ===============    ===============    ================   ================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      For the six months ended
                                                                                  November 25          November 27,
                                                                                     2000,                1999
                                                                                ----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                                    $ (2,641)           $   (7,943)
     Adjustments to reconcile net (loss) to net cash provided by
         (used in) operating activities --                                              890                 1,361
     Depreciation
     Gain on disposition and sales of certain assets                                     --                (1,024)
     Gain on insurance settlement                                                    (1,352)                   --
     Stock based compensation                                                            49                    --
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                                    (399)                 (596)
         Decrease (increase) in inventory                                            (1,180)               10,277
         Decrease (increase) in prepaid expenses and
           other current assets                                                        (761)                 (258)
         (Decrease) increase in accounts payable                                        835                (2,709)
         (Decrease) increase in other accrued expenses and
           deferred income                                                              223                   (73)
         (Decrease) increase in accrued and currently deferred
           income taxes                                                                  48                  (844)
                                                                                ----------------   -------------------
     Net cash (used in) operating activities                                         (4,288)               (1,809)
                                                                                ----------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (379)                 (166)
     Decrease (increase) in other assets                                               (111)                  (51)
     Proceeds from sale of certain assets                                             3,442                 3,295
                                                                                ----------------   -------------------
     Net cash provided by (used in) investing activities                              2,952                 3,078
                                                                                ----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of secured demand notes payable                                      (1,406)               (1,500)
     Proceeds from long term borrowings                                               2,000                    --
     Proceeds from insurance settlement                                               1,352                    --
     Issuance of common stock                                                             2                    --
     Repurchase of preferred shares                                                    (300)                   --
                                                                                ----------------   -------------------
         Net cash provided by (used in) financing activities                          1,648                (1,500)
                                                                                ----------------   -------------------

         Net (decrease) in cash and cash equivalents                                    312                  (231)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          959                 2,739
                                                                                ----------------   -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  1,271            $    2,508
                                                                                ================   ===================

Supplemental disclosure of cash flow information

     Cash payments for interest                                                    $   540             $      618

     Cash payments for taxes                                                            52                    621

Noncash financing activities

     Additional paid in capital related to the repurchase of preferred
     stock minority interest                                                       $ 1,319             $       --

     Additional paid in capital related to discount on note payable                $   570             $       --

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of November 25, 2000 and November 27, 1999 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended May 27, 2000.

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

3.       RECENT DEVELOPMENTS

         TERMINATION OF DISCUSSIONS WITH ALMOD DIAMONDS LIMITED REGARDING POTENTIAL EQUITY INVESTMENT

         In July 2000, the Company entered into a letter of intent (the "Letter of Intent") with Almod Diamonds Limited ("Almod") which, among other things, contemplated an equity investment in the Company by Almod in an aggregate amount of $6.9 million to purchase approximately 7,069,000 new shares of Common Stock, or 45% of the then outstanding shares. On December 21, 2000, the Company announced that it had terminated further discussions with Almod relating to the proposed issuance of shares of Common Stock because the parties were unable to reach agreement on certain material terms, including terms relating to corporate control. The Company has, however, completed (or substantially completed) other transactions contemplated by the Letter of Intent. See Notes 4 and 12 for further discussion.

         On or about December 18, 2000, Albert Gad, Donna Gad-Hecht and Morris Gad, principals of Almod, filed a statement on Schedule 13D which indicates, among other things, that such persons are the beneficial owners of approximately 8% of the Company's Common Stock. The Company and its counsel are currently reviewing such Schedule 13D and considering appropriate responses thereto.

         STANDSTILL AGREEMENT

         On August 23, 2000, the Company and its lenders agreed to an extension of the standstill agreement (the "Standstill Agreement") between the Company and its lenders, through December 31, 2000, pursuant to which the Company's lenders agreed that they would not make any additional borrowings available to the Company and thereby freeze the Company's line of credit at $8.6 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. However, pursuant to the Standstill Agreement, the lenders agreed to refrain from exercising any remedies arising from existing defaults during the term of the Standstill Agreement so long as the Company, among other things, (i) paid interest on the outstanding borrowings and letters of credit, together with related fees and expenses, (ii) maintained a certain inventory to outstanding total debt coverage ratio, (iii) reduced the Barbados letters of credit (which are awaiting approvals for release), (iv) continued to achieve its planned EBITDA projections and (v) continued discussions with lenders and equity investors with the goal of refinancing its existing debt to the banks.

         Prior to December 31, 2000, the Company initiated discussions with its lenders to obtain an additional extension of the Standstill Agreement. Although the Company's lenders have agreed in principle to an extension of the Standstill Agreement, the Company and its lenders have not yet completed the documentation for such extension. The Company expects to complete such documentation in the immediate future.

         The Standstill Agreement has provided the Company with additional time to attempt to consummate certain proposed transactions, which could include a potential sale of the Company and obtaining a new working capital facility. There can be no assurance that the Company's lenders will continue to refrain from exercising remedies available to them.

4.       CREDIT ARRANGEMENTS

         Historically, the Company has utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999, that effectively froze the Company's line of credit at its then and current level of $17.5 million. This amount consisted of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against certain of their respective personal property. The Forbearance Agreement also sets forth certain criteria that the Company had to meet regarding the Company's inventory levels. The banks indicated that they would not make any additional borrowings to the Company during the term of the Forbearance Agreement. The forbearance period under the Forbearance Agreement expired on August 31, 1999 and the Company was in default under certain of the covenants contained in such Forbearance Agreement.

         Outstanding borrowings against these secured credit facilities totaled $8.8 million and $10.2 million as of November 25, 2000 and May 27, 2000, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million as of November 25, 2000 and May 27, 2000.

         In November 2000, the Company completed the first stage of a transaction with Almod relating to the restructuring of its Barbados operations, which resulted in the Company receiving $2.0 million of proceeds and issuing a $2.0 million non-interest bearing note payable to Almod secured by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's current borrowings, and resulted in $570,231 of unamortized original discount at November 25, 2000. This transaction is subject to government approval and certain other conditions, which if not met would require the Company to repay the loan immediately.

5.       EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER Share. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options (as calculated utilizing the "Treasury Method"). The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, weighted average number of shares used in diluted earnings calculation, and the shares under option plans, which were anti-dilutive for the periods included in this report are as follows (in thousands):

                                                         Three Months Ended                    Six Months Ended
                                                       11/25/00       11/27/99             11/25/00        11/27/99
                                                       --------       --------             --------        --------
Weighted average number of shares
   used in basic earnings per share
   Calculation...................................        8,636           8,625                8,635           8,625

Dilutive effects of options......................

Weighted average number of shares
   used in diluted earnings per share
   Calculation...................................        8,636           8,625                8,635           8,625

Shares under and outside the option plans
   excluded in computation of diluted earnings
   per share due to anti-dilutive effects........          557           1,233                  557           1,233
                                                      ---------       --------             ---------       --------


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

7.       LONG LIVED ASSETS

         The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The Company recognized an impairment loss of approximately $2,574,000 during the year ended May 27, 2000 related to events and circumstances that indicated the carrying value of certain long-lived assets may not be recoverable. The impairment losses have been classified as a component of selling, general and administrative expense for the year ended May 27, 2000. No other impairment loss was recognized during the year ended May 29, 1999. The Company believes no further impairment losses are required at November 25, 2000.

8.       STOCK BASED COMPENSATION

         During the six-month period ended November 25, 2000, the Company issued 100,000 fully-vested options to a consulting firm at an exercise price of $0.59 per share in consideration of the provision of certain agreed upon services. Such consulting firm is an affiliate of Seymour Holtzman, a Class III director and Chairman of the Board of the Company. The Company charged approximately $49,000 to expense, the estimated fair value of the options, in the six-months ended November 25, 2000. The expense is reflected in selling, general and administrative expenses for the six-month period ended November 25, 2000.

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

         CLASS ACTION LAWSUIT

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

         NXP

         On June 22, 2000, NXP-Jewels Corporation ("NXP") filed a complaint in the United States District Court for the District of Delaware against the Company. The complaint alleges, among other things, damages from the Company from its determination to terminate a letter of intent to sell its Barbados operations to NXP due to the Company's decision that NXP was in material breach of this letter of intent. The Company has filed its response to this complaint, which included counter claims for alleged damages against NXP for failure to close on an expedited basis. The parties are commencing scheduling discovery. At this time, management is unable to determine the financial impact this action may have on the Company's financial condition or results of operations.

         INSURANCE SETTLEMENT

         On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The settlement totaled $2.2 million of which $0.5 million had been previously advanced to the Company. After applying a deductible of $0.3 million, the Company received net proceeds of approximately $1.4 million in October of 2000. The Company recorded a gain on insurance settlement of approximately $1.4 million for the six-month period ended November 25, 2000.

12.      ALMOD MANAGEMENT AGREEMENT

         On November 7, 2000, the Company entered into a license agreement granting Almod the exclusive right to manage operations in one of the Company's Barbados stores beginning in December 2000. The Company will pay Almod a management fee equal to all profits received less all necessary expenses. As of November 25, 2000, there has been no financial impact related to this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results and performance of the Company to differ materially from anticipated future results and performance expressed or implied by such forward-looking statements.

         The future operating results and performance trends of the Company may be affected by a number of factors, including but not limited to the Company's ability to obtain financing to pay off its existing lenders and fund its working capital needs, the Company's relationship with its existing lenders, the volume of tourism in the Company's markets, the Company's relationships with its suppliers, the Company's ability to expand and add new product lines, weather in the Company's markets, and economic conditions that affect the buying patterns of the Company's core customer base. In addition to the foregoing, the Company's actual future results could differ materially from forward-looking statements as a result of the risk factors set forth in the Company's filings with the Securities and Exchange Commission (the "Commission") and changes in general economic conditions and interest and exchange rates.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 25, 2000

GENERAL

         The Company operated 17 luxury gift and jewelry stores as of November 25, 2000. The Company continues to address operational, merchandising, marketing, recruiting as well as financial issues, some of which are outlined in its "Strategic Plan", set forth in Note 1 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended May 27, 2000, filed with the Commission on October 20, 2000.

         The Company's new management team is committed to continuing to make progress toward the goals it has established. The increases in comparable store sales and gross margins reflect the progress achieved on the initiatives taken to date. Our team will continue to attempt to secure a greater range of world-class luxury products for sale in Little Switzerland stores. In addition, focus will continue to be placed on improvements in gross margin, however, the Company may place more emphasis on competitive margins in the upcoming months to ensure the current sales trends continue. The Company has increased its marketing efforts, which have resulted in a comparable store increases of 7.6% for the month of December, the first period of our third quarter.

NET SALES

         Net sales for the three-month period ended November 25, 2000, were $11.4 million, a 12.7% increase from net sales of $10.1 million for the corresponding period last year. Net sales for the six-month period ended November 25, 2000 were $21.3, a decrease of (10.9%) from net sales of $23.9 million for the corresponding six-month period last fiscal year.

         Net sales for comparable stores increased approximately 26.6% for the quarter ended November 25, 2000 compared to the corresponding period last year. Excluding Barbados and the Fragrance category, which is now merchandised through a third party (and therefore, not included in current year-end sales) the sales for comparable stores increased approximately 38.6% for the quarter ended November 25, 2000 compared to the corresponding period last year.

         The increase in sales was consistent with management's expectations, which is a positive sign that Company initiatives are producing the desired results. Also contributing to the strong sales increase was a mild hurricane season, increased ship traffic and tight inventory management. Management believes that this was a very positive performance considering the recent retail sales slowdown in the U.S. and abroad. The Company is closely monitoring these retail trends and is prepared to take appropriate actions if necessary.

GROSS PROFIT

         Gross profit as a percentage of net sales was 43.5% and 44.0% for the three and six months ended November 25, 2000, compared to 25.2% and 29.9% for the respective periods last year. In the corresponding three months last year, the Company took a $1.3 million charge for discontinued and liquidation merchandise. Excluding the $1.3 million charge, gross profit as a percentage of net sales would have been 38.5% and 35.5% for the three and six months ended November 27, 1999.

         Management attributes this margin improvement to a strong focus on increasing sales through promotional activities as opposed to aggressive, clearance type discounting. Management was gratified with the sales volume the Company achieved while keeping its margins at or above historical levels. Margins will be monitored closely to ensure the Company remains competitive for comparable merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") for the three and six months ended November 25, 2000 were $6.6 million and $12.7 million, or approximately 58.4% and 59.7% of net sales respectively, compared to $7.2 million and $15.3 million, or approximately 71.1% and 64.1% of net sales respectively, for the corresponding period last year. The decrease in SG&A expense as a percentage of net sales is primarily attributable to strong net sales increases for the three months ended November 25, 2000, coupled with strong expense control at budgeted levels. Management was pleased with its ability to control its legal and consulting costs, which traditionally have been running at very high levels.

GAIN ON INSURANCE SETTLEMENT

         On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The settlement totaled $2.2 million of which $0.5 million had been previously advanced to the Company. After applying a deductible of $0.3 million, the Company received net proceeds of approximately $1.4 million. The Company recorded a gain on insurance settlement of approximately $1.4 million for the six months ended November 25, 2000. In addition, the Company recorded one-time gains in the amount of $1.0 million for the six months ended November 27, 1999, related to the disposition and sale of certain assets.

INTEREST EXPENSE

         Net interest expense for the three months ended November 25, 2000 was $257,000 compared to $315,000 for the corresponding period last year. The decrease in net interest expense reflects reduced levels of borrowings offset by increased average borrowing rates compared to the corresponding period last year.

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

         Pursuant to the Standstill Agreement, effective through December 31, 2000, the Company's lenders agreed to forbear from exercising their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements, until December 31, 2000; provided, however, that the lenders would have the right to terminate the forbearance period if the Company failed to satisfy its obligations under the Standstill Agreement. If the lenders terminate the forbearance period, the lenders would be entitled to accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company would not have sufficient funds available to make such payments and such action by the lenders will have a material adverse effect on the Company.

         Prior to December 31, 2000, the Company initiated discussions with its lenders to obtain an additional extension of the Standstill Agreement. Although the Company's lenders have agreed in principle to an extension of the Standstill Agreement, the Company and its lenders have not yet completed the documentation for such extension. The Company expects to complete such documentation in the immediate future.

         Outstanding borrowings against such secured credit facilities totaled $8.8 million and $10.2 million as of November 25, 2000 and May 27, 2000, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million and $4.2 million as of November 25, 2000 and May 27, 2000, respectively. The weighted average interest rates incurred during fiscal 2000, 1999 and 1998 were approximately 9.6%, 8.4% and 8.1%, respectively.

         Capital expenditures were approximately $0.4 million for the six months ended November 25, 2000, compared to $0.2 million for the corresponding period last year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 22, 2000, Jewels at A.H. Riise ("NXP"), a St. Thomas competitor of the Company, filed a complaint in the United States District Court for the District of Delaware (Civil Action No. 00-630) against the Company. The complaint alleges damages resulting from the Company's termination of a letter of intent to sell its Barbados operations to NXP. The Company terminated this letter of intent because of NXP's failure to perform in accordance with the terms thereof. NXP's complaint seeks, among other things, certain injunctive relief and unspecified monetary damages. At a hearing in August 2000, NXP's request for injunctive relief was denied. The Company has filed its response to this complaint, which includes counter claims for alleged damages against NXP for its failure to perform in accordance with the letter of intent on an expedited basis. The parties are commencing scheduling discovery. See "Part I,
Item 1, Notes to Financial Statements (unaudited), Footnote 10, Commitments and Contingencies."

         On April 24, 2000, the Company announced it had reached a settlement of litigation with DRHC. Pursuant to the terms of the settlement, Little Switzerland assumed the lease of the retail space on the island of St. Thomas from one of DRHC's affiliates and also received an aggregate of $500,000 from DRHC in a combination of cash and a promissory note for refitting and modernizing the space. The retail space is located adjacent to Little Switzerland's flagship store on Main Street in St. Thomas. The Company is in the process of integrating this space with its Main Street location. Upon completion, the Company's flagship store will increase its selling space from approximately 3,650 to 7,650 square feet.

         On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware (Civil Action No. 99-176) against the Company, certain of its former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that such defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998 before the Company's stockholders were scheduled to vote to approve the proposed merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the plaintiff's amended complaint on December 7, 1999. On January 28, 2000, the plaintiffs filed their opposition to the motion to dismiss. The motion remains pending. The Company has entered into discussions to settle this action. However, there are no assurances that these discussions will result in a settlement of this action, or that any settlement will be on terms favorable to the Company. See "Part I, Item 1, Notes to Financial Statements (unaudited), Footnote 10, Commitments and Contingencies."

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         (a)      Exhibits:

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

         10.7 Standstill Agreement, dated April 7, 2000, by among the Company, its affiliates named therein, the Chase Manhattan Bank and the Bank of Nova Scotia (the "Standstill Agreement"), incorporated herein by reference to the Company's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended May 27, 2000, filed with the Commission on January 12, 2001.

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

         10.12 Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company, incorporated herein by reference to the 1999 Form 10-K.

         (b) Reports on Form 8-K during the quarter ended November 25, 2000: On December 22, 2000, the Company filed a Current Report on Form 8-K disclosing that it terminated further discussions with Almod relating to the proposed issuance of shares of Common Stock because the parties were unable to reach agreement on certain material terms, including terms relating to corporate control.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LITTLE SWITZERLAND, INC.


Date: January 12, 2001               By: /s/ PATRICK J. HOPPER
                                         --------------------------------
                                          Patrick J. Hopper
                                          Chief Financial Officer,
                                          Vice President and Treasurer
                                          Authorized Officer and Principal
                                             Financial and Accounting Officer

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

10.7 Standstill Agreement, dated April 7, 2000, by among the Company, its affiliates named therein, the Chase Manhattan Bank and the Bank of Nova Scotia (the "Standstill Agreement"), incorporated herein by reference to the Company's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended May 27, 2000, filed with the Commission on January 12, 2001.

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

10.12 Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company, incorporated herein by reference to the 1999 Form 10-K.