Form 10-Q
period 2001-02-24
LITTLE SWITZERLAND INC/DE
filed 2001-04-10
CIK 875523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934. For the quarterly period ended February 24, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X    No    .
                                             ---      ---

At April 10, 2001, 9,056,268 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of February 24, 2001
            (unaudited) and May 27, 2000                                      3

            Consolidated Statements of Operations (unaudited) for
            the three and nine months ended February 24, 2001 and
            February 26, 2000                                                 4

            Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended February 24, 2001 and
            February 26, 2000                                                 5

            Notes to the Consolidated Financial Statements (unaudited)        6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              12

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                      16



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                16

Item 6.     Exhibits and Reports of Form 8-K                                 16

SIGNATURES                                                                   17

EXHIBIT INDEX                                                                18

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ASSETS                                                 FEBRUARY 24,    May 27,
                                                           2001         2000
                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents.......................     $   1,249     $   959
    Accounts receivable, net........................           868         355
    Inventory.......................................        31,720      28,172
    Prepaid expenses and other assets...............         1,573         754
                                                         ---------     -------
    Total current assets............................        35,410      30,240

Property and equipment, at cost.....................        27,123      32,240
      Less:  Accumulated depreciation...............        19,392      20,382
                                                         ---------     -------

    Property and equipment, net.....................         7,731      11,858

DEPOSITS AND OTHER ASSETS...........................           510         381
                                                         ---------     -------

TOTAL...............................................     $  43,651     $42,749
                                                         =========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Secured demand notes............................     $   8,769      10,175
    Accounts payable................................        10,073       5,814
    Accrued and currently deferred income taxes.....         1,548       1,500
    Note payable, net of unamortized discount.......         1,476          --
    Other accrued expenses..........................         4,614       3,435
                                                         ---------     -------

      Total current liabilities.....................        26,480      20,924

DEFERRED INCOME TAXES                                          202         202
                                                         ---------     -------

   Total liabilities                                        26,682      21,126

MINORITY INTEREST                                               --       1,619

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value -
      Authorized - 5,000 shares
      Issued and outstanding - none.................            --          --
Common stock, $.01 par value -
      Authorized - 20,000 shares Issued and
      outstanding - 9,056 and 8,631 shares
      at February 24, 2001 and May 27, 2000,
      respectively..................................            91          87
Capital in excess of par............................        17,833      15,604
Retained (deficit) earnings.........................         (955)       4,043
                                                         ---------     -------

          Total stockholders' equity................        16,969      19,734
                                                         ---------     -------

TOTAL...............................................     $  43,651     $42,479
                                                         =========     =======

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                     -------------------------   --------------------------
                                     February 24,  February 26,  February 24,  February 26,
                                         2001         2000          2001          2000
                                     ------------  ------------  ------------  ------------
Net Sales .........................   $ 19,186      $ 17,602      $ 40,501      $ 41,511
Cost of Sales .....................     11,721        10,153        23,651        26,910
                                      --------      --------      --------      --------

Gross Profit ......................      7,465         7,449        16,850        14,601
Selling, General and Administrative
Expenses...........................      9,540         8,373        22,276        23,700
Gain on Insurance Settlement ......       --            --          (1,352)         --
Loss (Gain) on Disposition and Sale
of Certain Assets .................       --             249          --            (775)

Operating Loss ....................     (2,075)       (1,173)       (4,074)       (8,324)
Interest Expense, net .............        282           277           824           869
Loss before income taxes ..........     (2,357)       (1,450)       (4,898)       (9,193)
Provision for Income Taxes ........       --             100           100           300
                                      --------      --------      --------      --------
NET LOSS ..........................     (2,357)       (1,550)       (4,998)       (9,493)
                                      --------      --------      --------      --------

BASIC AND DILUTED LOSS Per Share ..     ($ .27)       ($ .18)       ($ .58)       ($1.10)
                                      ========      ========      ========      ========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     For the nine months ended
                                                   February 24,    February 26,
                                                       2001            2000
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (4,998)       $ (9,493)
   Adjustments to reconcile net loss to net
     cash used in operating activities --
     Depreciation                                      1,464           2,005
     Gain on disposition and sales of certain
     assets                                               --            (775)
     Gain on insurance settlement                     (1,352)             --
     Imputed interest on amortization of
     discount on note payable                             46              --
     Stock based compensation                            307              --
   Changes in assets and liabilities:
     Increase in accounts receivable                    (513)           (850)
     Decrease (increase) in inventory                 (3,548)          4,490
     Decrease (increase) in prepaid expenses and
        other current assets                            (818)             26
     Increase in accounts payable                      4,259           3,528
     Increase in other accrued expenses                1,179             827
     (Decrease) increase in accrued and
     currently deferred income taxes                      48          (1,078)
                                                    --------        --------

   Net cash used in operating activities              (3,926)         (1,320)
                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (785)           (103)
   Increase in other assets                             (129)           (181)
   Proceeds from sale of certain assets                3,447           4,450
                                                    --------        --------

   Net cash provided by operating activities           2,533           4,166
                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from unsecured notes payable               2,000              --
   Repayments of secured demand notes payable         (1,406)         (3,100)
   Proceeds from insurance settlement                  1,352              --
   Issuance of common stock                               37               4
   Repurchase of preferred shares                       (300)             --
                                                    --------        --------

     Net cash provided by (used in) financing
     activities                                        1,683          (3,096)
                                                    --------        --------

     Net increase (decrease) in cash and cash
     equivalents                                         290            (250)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           959           2,739
                                                    --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  1,249        $  2,489
                                                    ========        ========

Supplemental disclosure of cash flow information:

   Cash payments for interest                       $    816        $    810

   Cash payments for taxes                          $     52        $  1,284

Non-cash financing activities:

Additional Paid in Capital related to repurchase
of preferred stock minority interest                $  1,319        $     --

Additional Paid in Capital related to discount
on note payable                                     $    570        $     --


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. (the "Company") and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position as of February 24, 2001 and February 26, 2000 and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended May 27, 2000.

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

3.     CREDIT ARRANGEMENTS

       Historically, the Company utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999, that effectively froze the Company's line of credit at $17.5 million. This amount consisted of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against certain of their respective personal property. The Forbearance Agreement also sets forth certain criteria that the Company had to meet regarding the Company's inventory levels. The banks indicated that they would not make any additional borrowings to the

Company during the term of the Forbearance Agreement. The forbearance period under the Forbearance Agreement expired on August 31, 1999 and the Company was in default under certain covenants contained in such Forbearance Agreement.

       The Company then entered into a standstill agreement, as amended (the "Standstill Agreement") with its existing lenders effective through December 31, 2000, pursuant to which the Company's lenders agreed that they would not make any additional borrowings available to the Company and thereby freeze the Company's line of credit at $8.8 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit. However, pursuant to the Standstill Agreement, the lenders agreed to refrain from exercising any remedies arising from existing defaults during the term of the Standstill Agreement so long as the Company, among other things, (i) paid interest on the outstanding borrowings and letters of credit, together with related fees and expenses, (ii) maintained a certain inventory to outstanding total debt coverage ratio, (iii) reduced the Barbados letters of credit (of which a portion have now been released), (iv) continued to achieve its planned EBITDA projections and (v) continued discussions with lenders and equity investors with the goal of refinancing its existing debt to the banks.

       Prior to December 31, 2000, the Company initiated discussions with its lenders to obtain an additional extension of the Standstill Agreement. Although the Company's lenders have agreed in principle to an extension of the Standstill Agreement, the Company and its lenders have not yet completed the documentation for such extension. The Company expects to complete the requisite documentation as soon as practicable.

       The Standstill Agreement has provided the Company with additional time to consummate certain proposed transactions, which could include a potential sale of the Company, a sale of a minority interest in the Company, and/or obtaining a new working capital facility. There can be no assurance that the Company's lenders will continue to refrain from exercising remedies available to them.

       Outstanding borrowings against these secured credit facilities totaled $8.8 million and $10.2 million as of February 24, 2001 and May 27, 2000, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million as of February 24, 2001 and May 27, 2000. In March 2001, the stand-by letters of credit were reduced to approximately $0.4 million as a result of the replacement of these amounts with an insurance bond that resulted from the transaction entered into with Almod Diamonds Limited ("Almod") (See Note 11).

       In November 2000, the Company completed a transaction with Almod relating to the restructuring of its Barbados operations, which resulted in the Company receiving $2.0 million of proceeds and issuing a $2.0 million non-interest bearing note payable to Almod secured by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's current borrowings, and resulted in $570,000 of original discount, of which $46,000 has been amortized to interest expense in the nine month period ended February 24, 2001. This transaction received approval from the Central Bank of Barbados on March 27, 2001 (See Note 11).

4.     EARNINGS PER SHARE

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


                               Three Months Ended     Nine Months Ended
                              02/24/01    02/26/00   02/24/01    02/26/00
                              --------    --------   --------    --------
Weighted average number of
shares used in basic
earnings per share
calculation................      8,857       8,630      8,665       8,628

Dilutive effects of options      --          --         --          --
                             ----------- ---------- ----------- ----------

Weighted average number of
shares used in diluted
earnings per share
calculation................      8,857       8,630      8,665       8,628
                                 =====       =====      =====       =====
Shares under and outside
the option plans excluded
in computation of diluted
earnings per share due to
anti-dilutive effects......      1,911       1,344      1,911       1,344
                                 =====       =====      =====       =====

5.     ACCOUNTING FOR INCOME TAXES

       The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

6.     LONG LIVED ASSETS

       The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The Company recognized an impairment loss of approximately $2,574,000 during the year ended May 27, 2000 related to events and circumstances that indicated the carrying value of certain long-lived assets may not be recoverable. The impairment losses have been classified as a component of selling, general and administrative expense for the year ended May 27, 2000. The Company believes no further impairment losses are required at February 24, 2001.

7.     STOCK BASED COMPENSATION

       During the three-month period ended February 24, 2001, the Company issued 307,692 shares of common stock to Jewelcor Management, Inc. ("Jewelcor"), a consulting firm, at a price of $0.78 per share, the fair value of the common stock at the time the agreement was reached, in consideration of certain agreed upon services. Jewelcor is an affiliate of Seymour Holtzman, a class III Director and Chairman of the Board of the Company. The Company charged approximately $240,000 to selling, general and administrative expense in the three months ended February 24, 2001.

       The Company previously issued 100,000 fully vested stock options to Jewelcor at an exercise price of $.59 per share for certain agreed upon services. The Company charged $49,000 to selling, general and administrative expense, the estimated fair value of the options, for the nine-month period ended February 24, 2001.

       On December 4, 2000, the Company issued 20,000 shares of common stock at a price of $0.875 per share, the fair value at the time of issuance, to a former employee for past services rendered. The Company charged approximately $18,000 to selling, general and administrative expense in the three months ended February 24, 2001.

8.     FOREIGN CURRENCY

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

9.     ADVERTISING

       The Company expenses the costs of advertising as advertisements are printed and distributed. The Company's advertising expenses consist primarily of advertisements with local, regional and national travel magazines, and catalogs, which are produced on a periodic basis and distributed to visiting tourists. Additionally, fees are expensed as paid for promotional "port lecturer" programs directed primarily at cruise ship passengers.

10.    COMMITMENTS AND CONTINGENCIES

       CLASS ACTION LAWSUIT

       On March 22, 1999, a class action complaint was filed in the United States District Court for the District of Delaware (Civil Action No. 99-176) against the Company, certain of its former officers and directors, DRHC and Stephen G.E. Crane. The complaint alleges that such defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998 before the Company's stockholders were scheduled to vote to approve the proposed merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders (the "Financing Disclosure Allegations"). The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the plaintiff's amended complaint on December 7, 1999. On January 28, 2000, the plaintiffs filed their opposition to the motion to dismiss. In March 2001, the District Court, among other things, granted the Company's motion to dismiss with respect to certain allegations in the amended complaint that the defendants violated federal securities laws by failing to disclose the status of the Company's relationship with a particular watch vendor; however, the District Court denied the motion to dismiss with respect to the Financing Disclosure Allegations. In addition, the District Court dismissed the claims against defendants DRHC and Stephen G.E. Crane. The Company has entered into discussions to settle this action. However, there can be no assurance that these discussions will result in a settlement of this action, or that any settlement will be on terms favorable to the Company.

      NXP

       On February 16, 2001, the Company and NXP-Jewels Corporation ("NXP") entered into a settlement agreement and mutual general release from the litigation arising between the Company and NXP with respect to their general obligations under a letter of intent to sell the Company's Barbados operations to NXP.

       The Company, as part of the settlement, agreed to refund a $100,000 deposit currently held in escrow and make a $5,000 settlement payment. Both the $100,000 escrow deposit and the $5,000 settlement payment by the Company were paid to NXP in March 2001.

       INSURANCE SETTLEMENT

       On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The settlement totaled $2.2 million of which $0.5 million had been previously advanced to the Company. After applying a deductible of $0.3 million, the Company received net proceeds of approximately $1.4 million in October of 2000. The Company recorded a gain on insurance settlement of approximately $1.4 million for the nine-month period ended February 24, 2001.

       TERMINATION OF DISCUSSIONS WITH ALMOD REGARDING
       POTENTIAL EQUITY INVESTMENT

       On February 1, 2001, the Company and Almod entered into a termination agreement and related release with respect to the proposed equity investment in the Company by Almod in an aggregate amount of $6.9 million to purchase approximately 7,069,000 new shares of Common Stock, or 45% of the then outstanding shares.

       On December 21, 2000 the Company announced that it had terminated further discussions with Almod relating to the proposed investment because the parties were unable to reach agreement on certain material terms, including terms relating to corporate control. On or about December 18, 2000, Albert Gad, Donna Gad-Hecht and Morris Gad, principals of Almod, filed a statement on Schedule 13D which indicates, among other things, that such persons are the beneficial owners of approximately 8% of the Company's Common Stock. Almod remains subject to a confidentiality and standstill agreement which provides, among other things, that Almod is prohibited from making additional purchases of the Company's Common Stock.

       The Company has, however, completed all other transactions with Almod contemplated by that certain July 2000 Letter of Intent between the Company and Almod. See Notes 3 and 11 for further discussion.

11.    ALMOD AGREEMENT

       On November 7, 2000, the Company entered into a license agreement granting Almod the exclusive right to manage operations in one of the Company's Barbados stores beginning in December 2000. The Company pays Almod a management fee equal to all profits received less all necessary expenses. As a consequence of this license agreement, the Company's Barbados port store is effectively operated as an Almod retail store doing business as "Diamonds International".

       The Company is awaiting approval from the government of Barbados for the transaction with Almod's subsidiary Diamonds International ("DI"), related to DI's minority investment into the Company's Barbados subsidiary, World Gift Imports (Barbados), Ltd. If approved, the transaction will result in DI holding a minority common interest in addition to preferred shares. Once documentation is completed, an additional payment of $0.6 million will be remitted to the Company. The Company will then be subject to certain profit sharing arrangements with DI over a five year period related to its Barbados business including, but not limited to, the shared utilization of the Company's tax loss carryforwards. See Note 3 for further discussion relating to the restructuring of the Company's Barbados operations.

12.    SUBSEQUENT EVENT

       On April 10, 2001, the Company announced that it has agreed in principle to sell a 45% equity interest in the Company to an affiliate of Tiffany & Co. ("Tiffany"), subject to final negotiation and execution of definitive agreements and successful completion of customary closing conditions. It is contemplated that Tiffany will agree to invest approximately $9.0 million to purchase an approximate 45% equity interest as newly-issued shares of Common Stock and will agree to provide debt financing of up to $2.5 million. The Company intends to use the net proceeds from the transaction for working capital and to pay off a portion of its existing bank indebtedness. The Company also intends to refinance the balance of its indebtedness on more favorable terms. In connection with the transaction, the Company will be required to terminate its arrangement with Jewelcor for the provision of consulting services. Also in connection with the transaction, the composition of the Board of Directors of the Company will be changed as follows: two directors shall be nominees of Tiffany, one director shall be a nominee of Jewelcor, one director shall be independent of the Company, Tiffany and Jewelcor, and one director shall be the Chief Executive Officer of the Company. The Company can provide no assurance that such transactions will be completed on the above-referenced terms or at all.

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

       The future operating results and performance trends of the Company may be affected by a number of factors, including but not limited to the Company's ability to obtain financing to pay off its existing lenders and fund its working capital needs, the Company's relationship with its existing lenders, the volume of tourism in the Company's markets, the Company's relationships with its suppliers, the Company's ability to expand and add new product lines, weather in the Company's markets, and economic conditions that affect the buying patterns of the Company's core customer base. In addition to the foregoing, the Company's actual future results could differ materially from forward-looking statements as a result of other risk factors set forth in the Company's filings with the Securities and Exchange Commission (the "Commission") and changes in general economic conditions and interest and exchange rates.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 24, 2001

GENERAL

       The Company operated 16 luxury gift and jewelry stores as of February 24, 2001. The Company continues to address operational, merchandising, marketing, recruiting as well as financial issues, some of which are outlined in its "Strategic Plan", set forth in Note 1 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended May 27, 2000, filed with the Securities and Exchange Commission on October 20, 2000.

       The Company's management is committed to continuing to make progress toward the goals it has established. The current increases in comparable store sales and gross margins reflect the progress achieved on the initiatives taken to date. Management will continue to attempt to secure a greater range of world-class luxury products for sale in Little Switzerland stores. In addition, focus will continue to be placed on improvements in gross margins, however, the Company may place more emphasis on competitive margins in the upcoming months to ensure the current sales trends continue. Beginning in January 2001, the Company increased its marketing efforts, which have contributed to a comparable store sales increase of 17.8% for March 2001, the first period of the fourth quarter.

NET SALES

       Net sales for the three-month period ended February 24, 2001, were $19.2 million, a 9.0% increase from net sales of $17.6 million for the corresponding period last year. Net sales for the nine-month period ended February 24, 2001 were $40.5, a decrease of 2.4% from net sales of $41.5 million for the corresponding nine-month period last fiscal year.

       Net sales for comparable stores increased approximately 17.0% for the quarter ended February 24, 2001 compared to the corresponding period last year. Comparable store sales excluding the fragrance category, which is now run by a third party licensee, increased 18.9%. Comparable store sales for the nine months ended February 24, 2001 increased 8.3% compared to the corresponding nine month period last year. Excluding the fragrance category, comparable store sales increased 14.2%.

       The increase in sales for the quarter was consistent with management's expectations, which is a positive sign that Company initiatives are producing the desired results. Also contributing to the strong sales increase was a mild hurricane season, increased cruise ship traffic and improved inventory management. Considering the recent economic slowdown, management considers the Company's recent sales performance to be a positive development.

GROSS PROFIT

       Gross profit as a percentage of net sales was 38.9% and 41.6% for the three and nine month periods ended February 24, 2001, compared to 42.3% and 35.2% for the respective periods last year. During the three month period ended February 24, 2001, the Company recorded a charge of $1.0 million for excess, slow moving or obsolete inventory. The gross profit as a percentage of net sales, excluding the $1.0 million charge would have been

44.1% for the three and nine months ended February 24, 2001. In the corresponding nine months last year, the Company took a $1.3 million charge for discontinued and liquidation merchandise. Excluding the $1.3 million charge, gross profit as a percentage of net sales would have been 38.3% for the nine months ended February 26, 2000.

       Excluding the reserve adjustments, management attributes this margin improvement to a strong focus on increasing sales through promotional activities as opposed to aggressive, clearance type discounting. As a result, the Company increased sales volume while holding margins at or above historical levels. Management will continue to monitor margins to ensure the Company remains competitive for comparable merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses ("SG&A") for the three and nine months ended February 24, 2001 were $9.5 million and $22.3 million, or approximately 49.7% and 55.0% of net sales respectively, compared to $8.4 million and $23.7 million, or approximately 47.6% and 57.1% of net sales respectively, for the corresponding periods last year. The decrease in SG&A expense as a percentage of net sales for the nine month period ended February 24, 2001 is primarily attributable to strong net sales increases for the nine month period coupled with management's efforts to limit expenses to budgeted levels. Management continues to control its legal and consulting costs, which historically have been at high levels.

GAIN ON INSURANCE SETTLEMENT

       On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny. The settlement totaled $2.2 million of which $0.5 million had been previously advanced to the Company. After applying a deductible of $0.3 million, the Company received net proceeds of approximately $1.4 million. The Company recorded a gain on insurance settlement of approximately $1.4 million for the nine months ended February 24, 2001. In addition, the Company recorded a net gain in the amount of $0.8 million for the nine months ended February 26, 2000, related to the disposition and sale of certain assets.

INTEREST EXPENSE

       Net interest expense for the three months ended February 24, 2001 was $282,000 compared to $277,000 for the corresponding period last year. The increase in net interest expense reflects increased average borrowing rates offset by reduced levels of borrowings compared to the corresponding period last year.

       Net interest expense for the nine months ended February 24, 2001 was $824,000 compared to $869,000 for the corresponding period last year. The decrease in net interest expense for the nine-month period is attributed to reduced borrowing levels. Included in interest expense for the three and nine month periods ended February 24, 2001, is $46,000 of amortization on the note payable discount discussed further in Note 3 to the consolidated financial statements.

NET LOSS

       As a result of the above, the Company incurred a net loss of $2.4 million and $5.0 million for the three and nine month periods ended February 24, 2001, compared to a net loss of $1.6 million and $9.5 million for the corresponding periods last year.

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

       The Company continues to operate without a long-term credit facility to fund its working capital needs. As discussed in Note 3 to the consolidated financial statements, the Company entered into a Standstill Agreement. The Forbearance Agreement entered into by the Company and its lenders effective April 1, 1999 expired on August 31, 1999.

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

       Pursuant to the Standstill Agreement dated October 13, 2000, effective through December 31, 2000, the Company's lenders agreed to forbear from exercising their rights and remedies under the existing loan documents, including declaring all amounts immediately due under the loan agreements, until December 31, 2000; provided, however, that the lenders would have the right to terminate the forbearance period if the Company failed to satisfy its obligations under the Standstill Agreement. If the lenders terminate the forbearance period, the lenders would be entitled to accelerate the outstanding loans and declare amounts outstanding under such loan agreements immediately due, the Company would not have sufficient funds available to make such payments and such action by the lenders would have a material adverse effect on the Company.

       Prior to December 31, 2000, the Company initiated discussions with its lenders to obtain an additional extension of the Standstill Agreement. Although the Company's lenders have agreed in principle to an extension of the Standstill Agreement, the Company and its lenders have not yet completed the documentation for such extension. The Company expects to complete the requisite documentation as soon as practicable.

       Outstanding borrowings against such secured credit facilities totaled $8.8 million and $10.2 million as of February 24, 2001 and May 27, 2000, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $2.6 million as of February 24, 2001 and May 27, 2000.

In March 2001, the stand-by letters of credit were reduced to approximately $0.4 million as a result of the replacement of these amounts with an insurance bond. The weighted average interest rates incurred during fiscal 2000, 1999 and 1998 were approximately 9.6%, 8.4% and 8.1%, respectively.

       Capital expenditures were approximately $0.8 million for the nine months ended February 24, 2001, compared to $0.1 million for the corresponding period last year.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      None.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

       Incorporated by reference from Note 10 of the Notes to Consolidated Financial Statements included in Part I of this report.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.

            (a)   Exhibits:

                   The index to exhibits appears on the page immediately following the signature page of this report.

            (b)   Reports on Form 8-K during the quarter ended February 24,
2001:

                   None.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LITTLE SWITZERLAND, INC.


Date: April 10, 2001           By:   /s/ Patrick J. Hopper
                                     --------------------------------------
                                     Patrick J. Hopper
                                     Chief Financial Officer,
                                     Vice President and Treasurer
                                     Authorized Officer and Principal
                                     Financial and Accounting Officer

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

10.7 Standstill Agreement, dated April 7, 2000, by among the Company, its affiliates named therein, the Chase Manhattan Bank and the Bank of Nova Scotia (the "Standstill Agreement"), incorporated herein by reference to the Company's Amendment No. 1 to its Annual Report on Form 10-K/A-1 for the fiscal year ended May 27, 2000, filed with the Commission on January 12, 2001.

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

10.9 Extension of the Standstill Agreement, dated August 23, 2000, incorporated by reference to the 2000 Form 10-K.

10.10 Extension of the Standstill Agreement, dated October 13, 2000, incorporated by reference to the 2000 Form 10-K.

10.11 Employment Agreement, dated as of August 17, 1999, between Robert L. Baumgardner and the Company (the "Baumgardner Agreement"), incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1999, filed with the Commission on September 17, 1999 (the "1999 Form 10-K").

10.12 Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company (the "Hopper Agreement"), incorporated herein by reference to the 1999 Form 10-K.

10.13 Amendment No. 1 to the Baumgardner Agreement, dated as of January 15, 2001.

10.14               Amendment No. 1 to the Hopper Agreement, dated as of
                    January 15, 2001.

10.15               The Little Switzerland, Inc., 2000 Stock Option and
                    Incentive Plan.

10.16 Consulting Agreement, dated as of January 15, 2001, between the Company and Jewelcor Management Inc.

10.17 Employment Agreement, dated as of September 1, 1999, between Patrick Heron II and the Company.