Form 10-K
period 2001-05-26
LITTLE SWITZERLAND INC/DE
filed 2001-09-10
CIK 875523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended May 26, 2001

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

            161-B CROWN BAY
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 2001, 16,435,635 shares of $0.01 par value Common Stock of the registrant were outstanding of which 7,267,408 shares were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $2.35 per share for the registrant's Common Stock, as reported on the OTCBB as of August 31, 2001, was $17,078,409.

PART I

ITEM 1.  BUSINESS.


GENERAL

         Little Switzerland, Inc. ("Little Switzerland" or the "Company") is a specialty retailer of luxury items operating 18 distinctively-designed retail stores on five Caribbean islands (duty-free) and Alaska. For a description of the Company's properties see Item 2, "Properties." The Company markets a wide selection of high-quality products including jewelry, watches, crystal, china, gifts and accessories. The Company is the exclusive retailer of certain brand-name products on some islands and in some areas of Alaska. The Company's customers are primarily tourists from the United States.

         Little Switzerland was incorporated in the state of Delaware on May 23, 1991. L.S. Wholesale, Inc. ("L.S. Wholesale") and L.S. Holding, Inc. ("L.S. Holding") are wholly owned subsidiaries of Little Switzerland. The Company's executive offices are located at 161-B Crown Bay, St. Thomas, U.S.V.I. 00802, and its telephone number is (340) 776-2010. As of May 26, 2001, there were 10 subsidiaries of L.S. Holding incorporated in various jurisdictions, of which six subsidiaries are currently operating retail outlets. L.S. Wholesale purchases and resells products to all of the Company's stores. As used throughout this report on Form 10-K, the terms fiscal 2001, 2000, and 1999 refer to the Company's 12-month periods ended May 26, 2001, May 27, 2000 and May 29, 1999, respectively. Unless otherwise specified, the term the "Company" as used in this Form 10-K includes Little Switzerland and its subsidiaries.

MERCHANDISING

         High-Quality Merchandise. Little Switzerland offers high-quality merchandise generally available in the world's finest stores and, in some locations, it is the exclusive retailer of certain brand name products. The Company sells internationally renowned product lines such as:

         Jewelry  -- Aaron Basha, Antonini, Bagley & Hotchkiss, Roberto
                     Coin, Stefan Hafner and John Hardy

         Watches  -- Baume Mercier, Breitling, Cartier, Concord, Corum, ESQ,
                     Movado, Omega, Rado, Raymond Weil, Tag-Heuer, Tissot and Zenith

         Crystal  -- Baccarat, Daum, Kosta Boda, Lalique, Orrefors, Swarovski
                     and Waterford

         China/Gifts -- Christofle, D'Argenta, Goebel, Herend, Lladro and
                        Rosenthal

         Presentation of Merchandise. The Company places particular emphasis on effective merchandise presentation through well-designed stores situated in prime retail locations. The layout, fixtures and upscale presentation of merchandise creates an inviting and relaxed atmosphere, which is conducive to shopping for luxury items. The Company has placed a strong emphasis on superior customer service from a knowledgeable and courteous sales staff.

         Availability of Merchandise. Little Switzerland's customers are tourists, a large percentage traveling by cruise ship, who may be staying in one location only a short time. To meet the demands and interests of these tourists, the Company stocks a broad selection of luxury products and carries a significant inventory so that most items offered by a particular store are available for immediate delivery. The cruise ship customer base accounted for approximately 46% of the Company's sales in the 12-month period ended May 26, 2001.

         Name Recognition. Little Switzerland has strong name recognition in the United States and in the Caribbean. The Company continues to capitalize on its name recognition by linking all of its signage and marketing activities around its trademark, the Little Switzerland Shopping Bag. This bag represents Little Switzerland's reputation for providing a wide variety of luxury products through stores that are recognized as desirable places to shop.

PRODUCT LINES

         The Company operates in one industry segment consisting of the sale of luxury items. See Note 3 of the accompanying Notes to Consolidated Financial Statements under "Segment Information". The principal product lines offered by the Company are jewelry, watches, crystal, china and gifts. The Company has focused its attention on building a business around its trademark and the world class brands it represents. The last few years the Company has emphasized jewelry. While jewelry will continue to be an important category, the Company intends to place renewed emphasis on the watch business. Over the last two years, the Company has expanded its world class watch brands to include Baume Mercier, Charriol, Concord, ESQ, Montblanc and Movado. These brands accounted for approximately $3.8 million in sales in fiscal 2001.

         Jewelry. Currently, the most significant product line for Little Switzerland is jewelry (gold and gemstones). Most of the jewelry sold by the Company is produced by international manufacturers and sales of such items accounted for 44%, 38% and 37% of sales in fiscal 2001, 2000 and 1999, respectively. Jewelry items include rings, earrings, bracelets, necklaces, pendants and charms, which generally range in price from $100 to over $10,000. Many new branded jewelry lines were added over the past few seasons such as Aaron Basha, Antonini, Carrera Y Carrera, John Hardy, Lagos and Stefan Hafner.

         Watches. The second most significant product line for Little Switzerland is watches. Sales of watches accounted for approximately 34%, 33% and 34% of sales in fiscal 2001, 2000 and 1999, respectively. The primary watch lines marketed by Little Switzerland during the last three fiscal years included such quality brand names as Baume Mercier, Breitling, Cartier, Citizen, ESQ, Movado, Omega, Rado, Raymond Weil, Tag-Heuer and Tissot. Retail prices for these watch lines also generally range from $100 to over $10,000.

           The Swatch Group, which includes Omega, Rado, Longines, Tissot, Calvin Klein and Swatch, comprised 7.1%, 13.5% and 10.4% of the Company's sales in fiscal 2001, 2000 and 1999, respectively.

         Crystal, China, Gifts and Flatware. The Company sells numerous lines of crystal, china, gifts and flatware, including Baccarat, Christofle, Daum, Goebel, Herend, Kosta Boda, Lalique, Lladro, Orrefors, Portmeirion, Rosenthal, Swarovski and Waterford. Prices generally range from $20 to $3,000. Sales of this product category accounted for 21%, 23% and 20% of sales in fiscal 2001, 2000 and 1999, respectively. The Company realizes the potential of this product line and is working closely with its suppliers to expand this line in the future.

         Accessories. During fiscal 1999, the Company decided to liquidate the inventory in its accessory category. Accessories included sunglasses, costume jewelry and leather products. The Company has re-merchandised this category with a limited assortment of price point top-selling items.

         Fragrances. Since late 1999, when the Company decided to exit this category in most stores, the Company has sold fragrances through a leased department. Sales from this category are not included in the Company's reported sales.

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

PURCHASING AND DISTRIBUTION

         Little Switzerland purchases its merchandise from suppliers worldwide. The Company has developed long-term relationships with a number of its key suppliers and the Company believes these relationships are an important factor in its success. These relationships have enabled the Company to become the exclusive authorized retailer of selected brands of merchandise in certain locations. Most of these exclusive relationships are not based on binding agreements with suppliers, but rather are based on factors such as the Company's effective presentation of product lines and the suppliers' long-standing relationships with the Company. The Company believes that the loss of any major supplier could adversely affect the Company's results of operations.

         The Company is working on increasing the timing of its orders in its high selling season to provide for a more efficient reordering of basic, high turn items. There is a historical buildup of product coming into the Fall/Winter season, the start of the high season. Merchandise is shipped by vendors primarily to the Company's distribution facility in St Thomas; however, vendors also ship certain merchandise to other warehouse facilities operated by the Company that supply the stores in their respective regions.

MARKETING AND ADVERTISING

      In fiscal 2001, the Company's marketing plan included targeted advertising in high-circulation travel publications. These include island specific magazines, cruise line magazines, travel magazines, and in-flight magazines. These publications are distributed to the overnight guest and cruise ship passengers on each island and Alaska where Little Switzerland stores are located. With approximately 46% of the Company's sales coming from tourists traveling on cruise ships, participation in on board promotional and port lecturer programs offered by all cruise ship lines had also traditionally been an effective marketing tool.

      In late 2001, however, the Company reviewed the cost and structure of this marketing program compared to the sales being generated as a consequence thereof and concluded that the program, as structured today, had lost effectiveness. In May 2001, the Company notified the largest operator of the port lecturer program of the Company's decision to discontinue its participation in the port lecturer program. The Company believes that the elimination of this program's costs will more than offset any sales shortfall and is currently monitoring the situation. The Company has redeployed a portion of the cost savings to sales associate incentives and new marketing tools. Finally, the Company has decided to continue the in-cabin publications and island shopping videos which are viewed on the ships closed circuit TV as the Company believes these are valuable means of targeting this market.

         The Company is increasing its marketing to the hotel customer. This customer segment is an ongoing growth opportunity for the Company in key markets such as Aruba, Barbados and Curacao, as well as other markets. The Company is developing innovative marketing promotions geared directly at this group to increase store traffic.

           On September 5th 2000, the Company's website,
WWW.LITTLESWITZERLAND.COM, was activated and has an average of 5,000 hits per week. The Company does not sell products on this website but believes it to be a valuable marketing tool.

         Finally, the Company is placing emphasis on in-store point of sale promotional and informational materials. As the Company works to draw customers to its stores through innovative marketing programs, management believes that it is critical to develop both in-store presentation and signage to assist our employees in closing sales transactions.

COMPETITION

         The Company's markets contain numerous retail stores and the competition for tourist dollars is intense. Little Switzerland also competes with stores selling similar products in the United States and in other markets where tourists travel. The majority of the Company's local competitors are independently owned stores and, in the Company's opinion, do not offer the variety of brand name luxury products that Little Switzerland markets. The Company believes that its present and past status as the exclusive authorized retailer of certain world class brand name products in a number of markets enhances its competitive position. The loss of one or more of these exclusive relationships could adversely affect the Company's ability to compete in its markets.

EMPLOYEES

         As of May 26, 2001, Little Switzerland employed approximately 424 full-time employees. The number of employees, including the number of sales personnel, varies from season to season based on the Company's needs. Currently, the Company has no collective bargaining agreements and has never experienced a work stoppage.

MANAGEMENT CHANGES

         On April 30, 2001, in connection with the related transactions with Tiffany & Co. International ("Tiffany International") and its parent, Tiffany and Company ("Tiffany"), as more fully described in Note 11 of the Accompanying Notes to Consolidated Financial Statements (collectively the "Tiffany Transaction"), Alex J. Nobile, a Class I director, Peter Mc Mullin, a Class II director and Kenneth Watson, a Class II director, each resigned from the Board of Directors of the Company. Simultaneously, James E. Quinn and Patrick B. Dorsey, both representatives of Tiffany, were appointed as Class I and Class II directors, respectively.

SEASONALITY

         The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean and Alaska. The peak selling season in the Caribbean runs from late Fall through Spring; the peak selling season in Alaska runs from Spring through Summer. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the applicable peak selling season. With the growth of the Alaska market, the Company is working to effectively leverage the inventory in its Caribbean store base for use in Alaska at the end of the Caribbean high season as well as the timely transfer the Alaska inventory to the Caribbean at the end of the Alaska peak selling season. The Company merchandised Alaska with a greater percentage of fresh merchandise this season to assess the total potential of the Alaska market. The merchandise acquired will be repositioned into the Caribbean at the end of the Alaska season in time for the start of the Caribbean cruise season.

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

OTHER MATTERS

         Foreign and Domestic Operations. See Note 3 of the accompanying Notes to Consolidated Financial Statements.

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

         The Company does not have a significant backlog of orders and inventory. Little Switzerland must carry adequate inventory to enable tourists to receive immediate delivery of merchandise.

         The Company does not have any business under government contract.

RISK FACTORS

           You should carefully consider the risks described below and other information in this report. The Company's business, financial condition and operating results could be materially adversely affected if any of these risks materialize. The trading price of the Company's common stock may also decline due to any of these risks.

The Company Has Had Substantial Operating Losses in Recent Fiscal Years

           The Company has had substantial operating losses in its recent fiscal years. For the fiscal years ended May 26, 2001, May 27, 2000 and May 29, 1999, the Company's net losses were approximately $7.6 million, $15.5 million and $11.1 million, respectively. If the Company is unable to generate sufficient revenue from operations to cover its costs, its business, financial condition and results of operations will be materially and adversely affected.

The Company May Need Additional Financing

           The Company requires additional capital to finance its growth and working capital needs. The Company can provide no assurance that it will obtain additional financing sufficient to meet its needs on commercially reasonable terms or otherwise.

There May Be Limited Liquidity in the Company's Common Stock and Its Price May Be Subject to Fluctuation.

           The Company's common stock is currently traded on the OTC Bulletin Board. The Company can provide no assurance that it will be able to have its common stock listed on an exchange or quoted on Nasdaq or that it will continue to be traded on the OTC Bulletin Board. The trading volume in the Company's common stock has historically been low. Accordingly, investments in the Company's common stock may not be liquid, and investors in the Company's common stock must be prepared to bear the economic risks of such investment for an indefinite period of time.

The Company's Business Depends on Tourism

           The Company's revenues depend upon tourism in the Caribbean and Alaska. During periods of economic slowdown, fewer tourists may travel to these destinations and those who do may make fewer purchases of luxury items. Tourist travel to these destinations depends upon the development of cruise ship, airline and hotel operations, the continued attractiveness of the Caribbean and Alaska compared to other leisure travel destinations and the efforts of local governments to promote tourism. Other factors such as poor weather, airline strikes, political and economic instability in the Caribbean and the availability of duty-free shopping could also affect tourism.

The Company Depends on Its Relationships with Its Suppliers

           The Company's relationships with its merchandise suppliers are an important factor in its business and have allowed the Company to become the exclusive retailer of certain brands of merchandise in its Caribbean and Alaskan markets. However, the Company does not have binding written agreements with most of its suppliers, so it can provide no assurance that it will remain the exclusive retailer for certain brands or that it will not lose the right to market certain brands altogether.

The Company Needs to Expand to Grow Its Business

           The growth of the Company's business depends in part on the addition of new stores, expansion into other Caribbean islands where the Company does not have stores and the expansion of existing stores and product lines. The Company's ability to expand depends upon many factors, including the availability of financing, the development of tourist facilities in proposed locations, its ability to find suitable retail space, staffing, regulatory restrictions and establishing suppliers.

Competition May Adversely Affect the Company's Business

           Competition for tourist dollars in the Caribbean and Alaska is intense. The Company's ability to attract customers depends in large part on the location and appearance of its stores, its selection of products and pricing. The Company also competes with stores selling similar products in the United States or in other markets from which tourists have traveled.

The Company's Success Depends on Key Personnel

           The Company's success is dependent upon the efforts of its senior management. Competition for qualified personnel in the retailing industry is intense, and the Company can provide no assurance that it will be able to retain existing personnel or attract and retain additional qualified personnel necessary to manage its business.

Stockholders Are Unlikely to Receive Dividends for the Foreseeable Future

           The Company has not paid dividends on its common stock and the Company believes it is highly unlikely that it will pay dividends in the near future. This means that the potential for gain from ownership of the Company's common stock depends on appreciation in its value.

Certain Provisions of Delaware Law May Affect the Price of the Company's Common Stock.

           The Company is incorporated in the State of Delaware. Certain provisions of Delaware law applicable to the Company, including Section 203 of the Delaware General Corporation Law, could have the effect of delaying, deterring or preventing a change of control in the Company and may discourage bids for the Company's common stock at a premium over the market price of the Company's common stock. As a result, the price of the Company's common stock may be adversely affected.

SEC Rules Concerning Sales of Low-Priced Securities May Hinder Re-Sales of the Company's Common Stock.

           Because the Company's common stock has a market price that is less than five dollars per share: (i) it is not listed on an exchange or quoted on NASDAQ and is traded on the OTC Bulletin Board and (ii) brokers and dealers who handle trades in the Company's common stock are subject to certain SEC disclosure rules when effecting trades in the Company's common stock, including disclosure of the following: the bid and offer prices of the Company's common stock, the compensation of the brokerage firm and the salesperson handling a trade and legal remedies available to the buyer. These requirements may hinder re-sales of the Company's common stock and may adversely affect its market price.

           If any circumstances giving rise to the above risks actually occur, there could be a material and adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES.

         Little Switzerland's 18 stores operating today are all situated in desirable retail locations and are designed to place the customer in an environment that is conducive to the purchasing of luxury items. Most stores are designed by the same architectural firm and decorated in a similar fashion to present a consistent theme of luxury retailing. Stores are located in areas that are easily accessible to tourists, often in duty-free ports visited by cruise ships. The quantity and mix of products carried by Little Switzerland stores vary from location to location based on store size and tourist buying patterns and preferences.

         In addition to approximately 52,000 square feet of selling space, the Company has approximately 35,000 square feet of warehouse space, 11,000 square feet of which is at the Company's main warehouse on St. Thomas. The Company occupies the building on St. Thomas which functions as a headquarters and warehouse, on land leased from the Virgin Islands Port Authority under a 10-year ground lease with two five-year extension options. Currently, the Company is operating in its first five-year option period and has already exercised its second and final five-year option term which expires in July 2009. This lease may be terminated by the lessor prior to the expiration of its term, subject to payment to the Company of the fair market value of the Company's improvements.

         On July 28, 2000, the Company sold its facility in Philipsburg, St. Maarten for $4.5 million and entered into a leaseback arrangement for five years with one five-year option at market rates.

ITEM 3.  LEGAL PROCEEDINGS.

         CLASS ACTION LAWSUIT

         On May 14, 2001, a memorandum of understanding (the "MOU") was executed which sets forth an agreement in principle of the terms of settlement with respect to the class action complaint filed on March 22, 1999, in the United States District Court for the District of Delaware (Civil Action No. 99-176), against the Company, certain of its former officers and directors, Destination Retail Holdings Corporation ("DRHC") and Stephen G.E. Crane. Under the MOU, none of the defendants have admitted any wrongdoing. If the terms of settlement described in the MOU are approved by the court and holders of a certain agreed upon number of shares held by the putative class do not opt out of the proposed settlement, the case will be dismissed. The settlement amount payable in accordance with the terms of the MOU is approximately $1.0 million and will be paid from the proceeds of existing insurance coverage. However, there can be no assurance that the case will be settled as contemplated by the MOU.

         The original complaint alleged that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998 before the Company's stockholders were scheduled to vote on the proposed merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders (the "Financing Disclosure Allegations"). The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the plaintiff's amended complaint on December 7, 1999. On January 28, 2000, the plaintiffs filed their opposition to the motion to dismiss. In March 2001, the District Court, among other things, granted the Company's motion to dismiss with respect to certain allegations in the amended complaint that the defendants violated federal securities laws by failing to disclose the status of the Company's relationship with a particular watch vendor; however, the District Court denied the motion to dismiss with respect to the Financing Disclosure Allegations. In addition, the District Court dismissed the claims against defendants DRHC and Stephen G.E. Crane.


NXP

           On February 16, 2001, the Company and NXP-Jewels Corporation ("NXP") entered into a settlement agreement and mutual general release from the litigation arising between the Company and NXP with respect to their general obligations under a letter of intent to sell the Company's Barbados operations to NXP. The Company, as part of the settlement, refunded a $100,000 deposit held in escrow and made a $5,000 settlement payment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


           On March 15, 2001, the Company held its annual meeting of stockholders. At this meeting, the stockholders of the Company elected Seymour Holtzman as a Class III Director of the Company to serve for a term expiring at the 2003 annual meeting; ratified the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ended May 26, 2001; and approved the Company's 2000 Stock Option and Incentive Plan. In connection with the Tiffany Transaction, the Company subsequently dismissed Arthur Andersen LLP as its independent accountants and appointed PricewaterhouseCoopers LLP as the independent accountants for the fiscal year ended May 26, 2001.

           The following is a report of the votes cast at the March 15, 2001 annual meeting in connection with the above:


                                                                              Broker
                                               FOR      AGAINST    ABSTAIN   NON-VOTES
                                               ---      -------    -------   ---------
Election of Seymour Holtzman as
 Class III Director, for a term
 expiring at the 2003 annual
 meeting                                    7,484,334         --     33,875         --

Ratification of Arthur Andersen LLP
 as the independent accountants of
 the Company for the fiscal year
 ended May 26, 2001                         7,507,509      9,200      1,500         --

Approval of the Company's 2000 Stock
 Option and Incentive Plan                  3,095,434    111,848    159,104  4,151,823


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

         The Company's Common Stock currently is traded on the over-the-counter bulletin board under the symbol "LSVI". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock on the NASDAQ NMS as reported by NASDAQ through December 21, 1999 and the over-the-counter bulletin board thereafter.


                                                  HIGH                LOW
                                                  ----                ---
FISCAL YEAR ENDED MAY 26, 2001

Quarter ended August 26, 2000                     1.13                0.22
Quarter ended November 25, 2000                   0.94                0.50
Quarter ended February 24, 2001                   1.22                0.66
Quarter ended May 26, 2001                        1.56                0.88


FISCAL YEAR ENDED MAY 27, 2000

Quarter ended August 28, 1999                     0.97                0.38
Quarter ended November 27, 1999                   0.84                0.19
Quarter ended February 26, 2000                   1.06                0.47
Quarter ended May 27, 2000                        1.50                0.44


(b) Holders

         As of May 26, 2001, there were 128 holders of record of the Company's Common Stock. Certain of the Company's stockholders hold shares under "street name" and are not identified individually. Accordingly, the Company estimates that it has a total of approximately 1,600 beneficial stockholders. As of May 26, 2001 the Company had 16,435,635 shares of Common Stock outstanding of which 9,168,227 shares were held by affiliates of the Company and 7,267,408 shares were held by non-affiliates.

(c) Dividends

         The Company has never paid cash dividends on its Common Stock. Pursuant to its loan agreement with Tiffany, as discussed in Note 7 of the accompanying Notes to Consolidated Financial Statements, the Company may not declare or pay any dividend or make any distribution on its capital stock or make any distribution of assets to its stockholders, whether in cash, assets or obligations, or allocate or otherwise set aside any sum for the payment of any dividend or distribution by reduction of capital or otherwise in respect of any shares of its capital stock. The Company presently intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

           On May 1, 2001, in consideration of the execution of the several related loan agreements with The Chase Manhattan Bank ("Chase"), discussed in
Note 7 to the accompanying Notes to Consolidated Financial Statements, the Company granted to Chase 50,000 warrants each exercisable to purchase one share of common stock at an exercise price of $1 per share. Such warrants expire on February 28, 2003. The Company recorded $44,727 of selling, general and administrative expense in connection with this issuance of securities. The sale and issuance of the securities described in this paragraph were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of section 4(2) of the Securities Act.

           On May 1, 2001, the Company sold 7,410,000 newly issued shares of Common Stock to Tiffany International at $1.25 per share. The proceeds received by the Company of approximately $9,262,500, were used to reduce existing debt and for working capital. The sale and issuance of the securities described in this paragraph were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.

         The table below presents selected consolidated financial data of the Company as of and for the five years ended May 26, 2001, May 27, 2000, May 29, 1999, May 30, 1998 and May 31, 1997. This data has been derived from the historical audited consolidated financial statements of the Company and should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements, including the notes thereto, included elsewhere herein. The historical results are not necessarily indicative of results to be expected for any future period.


                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                   Fiscal Year Ended
                                       -------------------------------------------------------------------------
                                       MAY 26,            MAY 27,        MAY 29,        MAY 30,          MAY 31,
                                        2001               2000           1999           1998             1997
                                        ----               ----           ----           ----             ----
INCOME STATEMENT DATA:

Net sales                            $  56,276          $  55,026      $  76,435      $ 100,368        $ 88,314

Operating (loss) income                 (6,524)           (13,320)        (8,527)        (1,165)          2,661

(Loss) income before income
taxes and cumulative
effect of change in accounting
priciple                                (7,568)           (14,436)        (9,882)        (2,705)          1,159


Net (loss) income                    $  (7,600)         $ (15,456)     $ (11,082)    $   (3,803)       $  1,159

PER SHARE DATA:

Basic and diluted (loss)
earnings per share before
cumulative effect of change in
accounting principle                 $   (0.82)         $   (1.79)     $   (1.29)     $  (0.42)        $   0.14

Basic and diluted (loss)
earnings per share                   $   (0.82)         $   (1.79)     $   (1.29)     $  (0.45)        $   0.14


BALANCE SHEET DATA:

Total assets                         $  45,333          $  42,479     $   60,844      $ 77,151         $ 77,391
Current debt                         $      --          $  10,175     $   13,275      $ 10,050         $ 10,325
Long-term debt                       $   4,022          $      --     $       --      $  3,894         $  6,119


OPERATING DATA:

Gross profit margin                      43.7%              35.1%          40.4%          42.5%            43.7%
Operating (loss) income margin          (11.6)%            (24.2)%        (11.2)%         (1.2)%            3.0%
Stores open at period end                  18                 18 (a)         22 (b)         26               27
Comparable store net sales
Increase (decrease)                      11.7%             (18.2)% (c)    (21.7)% (d)      8.7%           (14.3)% (e)

      (a) In fiscal 2000, as part of the Company's restructuring plan, the Company sold four stores.
      (b)   In fiscal 1999, the Company closed four stores.
      (c) Decrease due primarily to restructuring measures taken by the Company throughout the fiscal year.
      (d) Decrease due primarily to the loss of distribution relationship with Rolex in fiscal 1999.
      (e) Decrease primarily the result of store closures due to damage caused by Hurricanes Luis and Marilyn.


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

         The future operating results and performance trends of the Company may be affected by a number of factors, including the Company's ability to obtain financing to pay off its existing indebtedness to Chase and fund its working capital needs, the Company's relationship with its existing lenders, the volume of tourism in the Company's markets, the Company's relationships with its suppliers, the Company's ability to expand and add new product lines, weather conditions in the Company's markets, and economic conditions that affect the buying patterns of the Company's core customer base. In addition to the foregoing, the Company's actual future results could differ materially from forward-looking statements as a result of the risk factors set forth under "Risk Factors" in Item 1 above and changes in general economic conditions and interest and exchange rates.

         The following represents the components of operating results for the fiscal years ended:


                                                                          Fiscal Year Ended
                                                    -------------------------------------------------------------
                                                       May 26,                 May 27,                 May 29,
                                                        2001                    2000                    1999
                                                    -------------------------------------------------------------
Net sales                                               100.0%                  100.0%                  100.0%
Cost of sales                                            56.3                    64.9                    59.6
                                                    ----------------     ------------------      ----------------
Gross profit                                             43.7                    35.1                    40.4

Selling, general and administrative expenses             57.7                    59.3                    52.0

Gain on insurance proceeds                                2.4                      --                    (0.4)
                                                    ----------------     ------------------      ----------------
Operating loss                                          (11.6)                  (24.2)                  (11.2)
Interest expense, net                                     1.8                     2.0                     1.8
                                                    ----------------     ------------------      ----------------
Loss before provision for income taxes                  (13.4)                  (26.2)                  (13.0)

Provision for income taxes                                0.1                     1.9                     1.5
                                                    ----------------     ------------------      ----------------
Net loss                                                (13.5)%                 (28.1)%                 (14.5)%
                                                    ================     ==================      ================

RECENT DEVELOPMENTS

Expansion

         On June 12, 2001, the Company completed a transaction with DutyFree Holdings, Inc., Colombian Emeralds International, Inc., and Colombian Emeralds, Inc. (collectively "Colombian Emeralds") to sublet a Key West, Florida store and acquire the furniture and fixtures therein, and also assumed the lease of a former Perfect Time store adjacent to the Company's flagship store on Main Street in St. Thomas, USVI. The Company paid Colombian Emeralds $350,000 in connection with the foregoing transaction. The Key West store is a 4,100 sq. ft. location, which will operate as a clearance center until mid-November when the store will re-open with some of Little Switzerland's finest timepieces as well as jewelry from renowned European and American designers.

Possible Settlement of Class Action

         On May 14, 2001, the parties entered into a memorandum of understanding setting forth an agreement in principle to settle the class action lawsuit filed against the Company, certain of its former shareholders, officers and directors, DRHC, and Stephen G.E. Crane. See Item 3, Legal Proceedings, under "Class Action Lawsuit".

Tiffany Boutiques

         In August 2001, the Company and Tiffany agreed in principle to create a Tiffany boutique in the Company's store located in Barbados. Pursuant to this agreement, the Company will sell Tiffany products, together with other prestigious brands. This will be the Company's first Tiffany boutique and will replace retail space previously devoted to fragrances.

Termination of Port Lecturer program

         In June 2001, the Company notified the largest operator of the port lecturer program of its decision to discontinue its participation in the on board port lecturer program. See Item 1, Marketing and Advertising.

Non-renewal of Gift Market Lease

         On July 31, 2001, the Company made the decision not to renew its lease at its Gift Market store in St. Thomas. With the recent expansion of the Company's flag ship store, the Company has successfully provided many of the large brands sold in the Gift Market store with Main Street frontage not available at the Gift Market location. The Company will continue to look for opportunities to continue to give china and crystal suppliers better positioning in existing stores as well as in new locations.

Extension of Credit Facility

         On September 4, 2001, the Company and Chase entered into an agreement pursuant to which the Company, at its option and subject to the satisfaction of certain conditions, may extend its credit facility with Chase for an additional six months beyond its current maturity date. If, on June 1, 2002, the current expiration of the facility, the Company has not obtained alternative financing, Chase will be required to extend the facility provided the Company is not in violation of any provision within the existing facility agreement and the Company pays an additional fee and an increased interest rate through November 1, 2002. In addition, at the time of the extension request, the Company must be in full compliance with the terms of the credit facility. The Company will seek to obtain alternative financing prior to the current June 1, 2002 maturity date. Should such alternative financing not be obtained, the Company intends to exercise this extension if necessary.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

General

         The Company operated 18 luxury gift and jewelry stores as of May 26, 2001 and May 27, 2000. The Company opened two new stores in Alaska in May 2001, one in Ketchikan and one in Skagway, which gives the Company two stores operating in Skagway and four in total in Alaska. The Ketchikan store is operating under a one year lease and the Skagway store is operating under a six month lease. The Company will make a determination at the end of this selling season if longer commitments in these areas are warranted. In addition to the store openings, the Company sold one store on French St. Martin, and subleased the port store in Barbados to a third party. (See note 18 of the accompanying Notes to Consolidated Financial Statements.)

Net Sales

         Net sales for fiscal 2001 were $56.3 million, an increase of $1.25 million, or approximately 2.3%, from $55.0 million in fiscal 2000. Net sales in comparable stores increased $5.9 million, or approximately 11.7% in fiscal 2001, compared to fiscal 2000.

         The Company implemented many new initiatives in the current fiscal year that led to strong increases in comparable store sales. These results were aided by an increase in cruise ship traffic, improved inventory flow, and a mild hurricane season.

         The Company also completed the expansion of its flagship store in St. Thomas in December 2000 contributing to the $10.7 million of sales achieved at this location. Such sales represent a 40.3% increase over last year's sales in this store. The Company expanded the watch selection available in the store as well as opened boutiques for Baccarat, Lladro and Waterford. Additionally, the expanded space allows the Company to enhance the presentation of many of the other premiere brands in the china and crystal categories.

Gross Profit

         Gross profit as a percentage of net sales was 43.7% in fiscal 2001 compared to 35.1% for fiscal 2000. In both the current and the prior year, the Company took write-downs in connection with slow-moving merchandise. The Company recorded a write-down in fiscal 2001 of $1.0 million compared to a $1.3 million write-down in fiscal 2000. These adjustments were taken to liquidate older, slow-turning merchandise, which may be sold to a third party liquidator for immediate cash. Excluding these charges, the gross profit percentage in fiscal 2001 and fiscal 2000 would have been 45.4% and 37.5%, respectively. The Company focused on stabilizing margins in fiscal 2001 through controlled discounting and leveraging marketing tools to drive traffic into stores. In prior years, the Company relied heavily on clearance sales to generate cash.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") for fiscal 2001 decreased as a percent of net sales by 1.7% to $32.4 million, or 57.7% of net sales, in fiscal 2001 from 59.3% of net sales, or $32.7 million, in fiscal 2000.

         SG&A includes a non-cash charge of $.4 million in the current fiscal year for the impairment of assets in the Barbados port store. In fiscal 2000, $2.6 million was recorded for impairment of fixed assets and leasehold improvements in the Company's stores in Alaska, Barbados and St. Martin. This impairment was offset by a $0.8 million net gain related to the sale of four stores during fiscal 2000. Excluding the impairment charges, SG&A expense increased in fiscal 2001 to $32.0 million from $30.9 million in fiscal 2000.

         The Company made significant improvements in overhead expense reductions in fiscal 2001, however, additional costs associated with a terminated prospective equity investment, cancelled rights offering and other strategic initiatives increased legal and professional costs on a non-recurring basis.

Net Interest Expense

         Net interest expense was $1.0 million in fiscal 2001, a 6.5% reduction compared to $1.1 million in fiscal 2000. The decrease in net interest expense reflects lower average borrowings offset by increased interest rates in fiscal 2001 compared to fiscal 2000.

Income Taxes

         The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 9.4% to 42.0% and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly owned subsidiary, L. S. Wholesale, which acts as a purchasing agent for products sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended ("IRC"). The tax credit allowed by this section is being eliminated for tax years beginning after December 31, 2005. The Company is currently reviewing its operating structure to determine if this change will have a material impact on its business. L.S. Wholesale has also been granted benefits through the VI Industrial Development Commission ("IDC"), which allows the Company a reduced tax rate on all income earned outside of the USVI, at a rate of 9.4% through August 2003. The lower tax rate had the effect of decreasing the net loss per share by $0.02 in fiscal 2001 and $0.07 in fiscal 2000.

Net Loss

         As a result of the above, there was a net loss for fiscal 2001 of $7.6 million compared to a net loss of $15.5 million for fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

General

         The Company operated 18 luxury gift and jewelry stores as of May 27, 2000 compared to 22 Company-operated stores as of May 29, 1999. The Company sold one store in each of St. Barthelemy and Antigua, and two stores in St. Lucia in fiscal 2000. During fiscal 1999, the Company closed one store in Ketchikan, Alaska and one store each in Antigua, St. Kitts and St. Croix, USVI.

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

         Total net sales were also reduced due to the sale of the above four stores in fiscal 2000. These store closings and the resulting lost revenue contributed approximately $6.7 million to the sales reduction.

Gross Profit

         Gross profit as a percentage of net sales was 35.1% in fiscal 2000 compared to 40.4% for fiscal 1999. Management attributes the decrease in gross profit as a percentage of net sales in fiscal 2000 to the impact of markdowns taken for competitive reasons, to stimulate sales in slow-moving categories and to complete inventory liquidation in the fragrance/accessories categories. In addition, the Company incurred a $1.8 million write-down in the second quarter of fiscal 2000 to liquidate older, slow-turn merchandise. Excluding this charge, the gross profit percentage in fiscal 2000 would have been 38.4%.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") for fiscal 2000 increased as a percentage of net sales by 7.3% from $39.7 million, or 52.0% of net sales, in fiscal 1999 to 59.3% of net sales, or $32.7 million, in fiscal 2000.

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

Net Interest Expense

         Net interest expense was $1.1 million in fiscal 2000, compared to $1.4 million in fiscal 1999, a 17.6% reduction. The decrease in net interest expense reflects lower average borrowings in fiscal 2000 compared to fiscal 1999.

Income Taxes

         The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 9.3% to 42.0% and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly owned subsidiary, L. S. Wholesale, which acts as a purchasing agent for items sold by the Company's stores, charges fees for acting as such an agent and has elected to be treated as a "936 Company" under section 936 of the IRC. In fiscal 2000, the Company was approved by the IDC for renewal of benefits, retroactive through fiscal 1999, for a 75% benefit, compared to the old benefit of

90%, which the Company enjoyed in the past. L. S. Wholesale benefits from a lower tax rate on its income earned outside the USVI, and is taxed at a rate of 9.3% through the end of fiscal 2000. The lower tax rate had the effect of decreasing the net loss per share by $0.07 in fiscal 2000 and $0.02 in fiscal 1999.

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

Net Loss

           As a result of the above, there was a net loss for fiscal 2000 of $15.5 million compared to a net loss of $11.1 million for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Currently, the Company's primary needs for working capital are to support its inventory requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain, refurbish and remodel its existing stores. In addition, a significant investment in inventory is required at all times in order to meet the demands of customers who, as tourists, require immediate delivery of purchased goods. As a general policy, the Company does not sell merchandise on account. Virtually all sales are paid by cash, check or major credit card at the time of sale.

         After operating in default under a forbearance agreement with its historical lenders, the Company refinanced that indebtedness with the proceeds from the Tiffany Transaction. As a result of the refinancing, the Company negotiated a new revolving $3.75 million credit facility with Chase.

      The Company has incurred both operating losses and negative cash flows from operations amounting to $7.6 million and $5.8 million for fiscal 2001 and $15.5 million and $2.9 million in fiscal 2000, respectively. As of May 26, 2001, the Company has an accumulated deficit of $3.6 million. The Company has recently undertaken a number of initiatives to improve its financial condition and ongoing operations. See Note 1 of the accompanying Notes to Consolidated Financial Statements.

         As of May 26, 2001, the Company had no borrowings outstanding under the new Chase agreement and $2.5 million outstanding under the Tiffany credit facility. The credit facility with Chase matures in June 2002, is subject to extension, at the Company's option, to November 30, 2002 if certain conditions are satisfied by the Company. This facility bears interest at LIBOR plus 3% and is collateralized by the inventory and stock of the Company's subsidiaries. The Tiffany facility is subordinated to the Chase facility. This facility bears interest at LIBOR plus 3% and matures in April 2006. The Company also agreed to issue to Chase 50,000 warrants effective on May 1, 2001 and expiring in February 2003. The warrants represent the right to purchase one share of stock for each warrant at an exercise price of $1 per share.

         In addition to the above credit facilities, in November 2000, the Company completed a transaction with Almod Diamonds Limited ("Almod") relating to the restructuring of its Barbados operations, which resulted in the Company receiving $2.0 million of proceeds from a $2.0 million, non-interest bearing note payable to Almod collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings and resulted in $570,000 of original discount, of which $92,470 has been amortized to interest expense in fiscal 2001.

         Outstanding borrowings against collateralized credit facilities totaled $4.0 million, net of unamortized discounts, and $10.2 million as of May 26, 2001 and May 27, 2000, respectively. In April 2001, the then outstanding stand-by letters of credit were replaced with an insurance bond, and accordingly, there were no outstanding stand-by letters of credit at May 26, 2001. Outstanding stand-by letters of credit totaled $0 and $2.6 million as of May 26, 2001 and May 27, 2000 respectively. The weighted average interest rates incurred during fiscal 2001, 2000 and 1999 were approximately 10.9%, 9.6%, and 8.4%, respectively.

         Capital expenditures during fiscal 2001, 2000 and 1999 were approximately $0.9 million, $0.2 million, and $0.8 million, respectively. Capital expenditures during fiscal 2001 included store fixtures, building and leasehold improvements, vehicle, equipment, computer hardware and software upgrades.

         The Company currently leases all 18 of its stores and anticipates obtaining retail space for new stores through leases. This arrangement allows the Company to utilize more effectively its cash to design and decorate its stores with quality furnishings consistent with the prestigious image the Company seeks to maintain.

SEASONALITY

         The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean and Alaska. The peak selling season in the Caribbean runs from late Fall through Spring; the peak selling season in Alaska runs through Spring and Summer. Accordingly, approximately one-third of the Company's sales have historically occurred during the third fiscal quarter. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the peak selling season. Unaudited quarterly financial information for the Company for fiscal 2001 and 2000 is included in
Note 12 of the accompanying Notes to Consolidated Financial Statements.

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

EXCHANGE RATES

         The Company receives United States dollars for most of its sales, and purchases a significant portion of the Company's inventory in United States dollars. Because of the Company's need to maintain adequate levels of inventory, the Company must place large orders for merchandise many months in advance of when it will receive payment for the merchandise from customers. The Company previously purchased a significant portion of inventory in foreign currency and engaged in hedging transactions to minimize the effects of fluctuating foreign exchange rates on the Company's results of operations; however, due to the fact that the majority of the Company's sales and purchases are now made in United States dollars, the need for hedging is minimal. As a result, the Company has ceased its practice of hedging in the foreign exchange market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's credit facilities have variable interest rates which fluctuate with established market rates. The Company does not believe that such fluctuations will have a material adverse effect on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                           Page

                                                                           ----
Financial Statements:
Reports of Independent Accountants............................................23

Consolidated Balance Sheets as of May 26, 2001 and May 27, 2000...............25

Consolidated Statements of Operations for each of the three fiscal years in the period ended May 26, 2001........................................26

Consolidated Statements of Changes in Stockholders' Equity for each of the three fiscal years in the period ended May 26, 2001 ...................27

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended May 26, 2001........................................28

Notes to Consolidated Financial Statements................................... 29

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Little Switzerland, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Little Switzerland, Inc. and its subsidiaries (the "Company") at May 26, 2001, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York


September 7, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Little Switzerland, Inc.:

         We have audited the accompanying consolidated balance sheet of Little Switzerland, Inc. (a Delaware corporation) and subsidiaries as of May 27, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the fiscal years ended May 27, 2000 and May 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Switzerland, Inc. and subsidiaries as of May 27, 2000 and the results of its operations and its cash flows for each of the fiscal years ended May 27, 2000 and May 29, 1999, in conformity with accounting principles generally accepted in the United States.

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

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (In Thousands, Except Per Share Amounts)




                                                                                   MAY 26,              MAY 27,
                                                                                    2001                 2000
                                                                                --------------     ---------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                    $  1,467              $    959
     Accounts receivable                                                               806                   355
     Inventory                                                                      35,424                28,172
     Prepaid expenses                                                                  324                   754
                                                                                --------------     ---------------
     Total current assets                                                           38,021                30,240
                                                                                --------------     ---------------

     Property and equipment, at cost                                                23,739                32,240
     Less--Accumulated depreciation                                                 16,970                20,382
                                                                                --------------     ---------------
                                                                                     6,769                11,858
     Other Assets                                                                      543                   381
                                                                                --------------     ---------------
     Total assets                                                                 $ 45,333              $ 42,479
                                                                                ==============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Secured demand notes                                                          $     --              $ 10,175
    Accounts payable                                                                11,714                 5,814
    Accrued income taxes                                                             1,678                 1,500
    Other accrued expenses                                                           3,514                 3,435
                                                                                --------------     ---------------
         Total current liabilities                                                  16,906                20,924

    Note payable, net of unamortized discount                                        1,522                    --
    Long-term debt                                                                   2,500                    --
    Deferred income taxes                                                               --                   202
    Other non-current liabilities                                                    1,116                    --
                                                                                --------------     ---------------
         Total liabilities                                                          22,044                21,126
                                                                                --------------     ---------------

Commitments and Contingencies (Note 9)                                                  --                    --


Minority Interest                                                                       --                 1,619
                                                                                --------------     ---------------

Stockholders' Equity:
    Preferred stock, $0.01 par value--Authorized--5,000 shares
         Issued and outstanding--none-                                                  --                    --

    Common stock, $0.01 par value--Authorized--20,000 shares
         Issued and outstanding--16,436 and 8,631 shares at
         May 26, 2001 and May 27, 2000, respectively                                   165                    87
    Paid in Capital                                                                 26,681                15,604
    (Accumulated Deficit) Retained earnings                                         (3,557)                4,043
                                                                                --------------     ---------------
         Total stockholders' equity                                                 23,289                19,734
                                                                                --------------     ---------------

         Total liabilities, minority interest and stockholders' equity            $ 45,333              $ 42,479
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

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)



                                                                            FISCAL YEAR ENDED
                                                           -------------------------------------------------------
                                                             MAY 26,               MAY 27,               MAY 29,
                                                              2001                  2000                  1999
                                                           -------------        ------------       ---------------
Net sales                                                   $ 56,276              $ 55,026             $  76,435
Cost of sales                                                 31,700                35,689                45,560
                                                           -------------        ------------       ---------------
Gross profit                                                  24,576                19,337                30,875
Selling, general and administrative expenses                  32,452                32,657                39,732
Gain on insurance proceeds                                     1,352                    --                   330
                                                           -------------        ------------       ---------------
Operating loss                                                (6,524)              (13,320)               (8,527)

Interest expense, net                                          1,044                 1,116                 1,355
                                                           -------------        ------------       ---------------

Loss before income taxes                                      (7,568)              (14,436)               (9,882)

Provision for income taxes                                        32                 1,020                 1,200
                                                           -------------        ------------       ---------------

    Net loss                                               $  (7,600)            $ (15,456)             $(11,082)
                                                           =============        ============       ===============
BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss                                               $   (0.82)            $   (1.79)              $ (1.29)
                                                           =============        ============       ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic                                                      9,269                 8,629                 8,624
                                                           =============        ============       ===============
    Diluted                                                    9,269                 8,629                 8,624
                                                           =============        ============       ===============


              The accompanying notes are an integral part of these
                        consolidated financial statement.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                 (In Thousands)


                                                   COMMON STOCK
                                          -----------------------------                     RETAINED
                                               SHARES         AMOUNT     PAID IN CAPITAL    EARNINGS        TOTAL
                                          ----------------  -----------  ---------------  ------------  -------------
Balance, May 30, 1998                          8,624          $  87          $ 15,601      $ 30,581       $ 46,269
    Net loss                                      --             --                --       (11,082)       (11,082)
    Shares issued under stock purchase
         plan                                      1             --                --            --             --
                                          ----------------  -----------  ---------------  ------------  -------------
Balance, May 29, 1999                          8,625             87            15,601        19,499         35,187
    Net loss                                      --             --                --       (15,456)       (15,456)
    Shares issued under stock purchase
         plan                                      6             --                 3            --              3
                                          ----------------  -----------  ---------------  ------------  -------------

Balance, May 27, 2000                          8,631             87            15,604         4,043         19,734
    Net loss                                      --             --                --        (7,600)        (7,600)
    Shares issued under stock purchase
     plan                                         67              1                24            --             25
    Warrants issued                               --             --                45            --             45
    New share issuances                        7,410             74             8,665            --          8,739
    Stock based compensation                     328              3               454            --            457
    Imputed interest note-payable                 --             --               570            --            570
    Purchase of subsidiary preferred stock        --             --             1,319            --          1,319
                                          -----------------  ----------- ----------------  -------------  ------------

Balance, May 26, 2001                         16,436          $ 165          $ 26,681      $ (3,557)      $ 23,289
                                          =================  =========== ================  =============  ============


        The accompanying notes are an integral part of these consolidated financial statements

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                FISCAL YEARS ENDED
                                                                ---------------------------------------------------
                                                                   MAY 26,             MAY 27,           MAY 29,
                                                                    2001                2000              1999
                                                                -------------     ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                    $ ( 7,600)            $  (15,456)      $ (11,082)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities-
       Depreciation and amortization                                2,135                  2,949           3,194
       Store closing expense                                           --                     --           1,797
       Impairment of long-lived assets                                409                  2,574              --
       Gain on disposal of certain assets, net                         --                   (783)             --
       Amortization of discount on note payable                        92                     --              --
       Stock based compensation                                       454                     --              --
       Other                                                           45                     --              --
           Changes in assets and liabilities-
         (Increase) decrease in accounts receivable                  (451)                   205           1,439
         (Increase) decrease in inventory                          (7,252)                 7,174          10,983
         Decrease in prepaid expenses and other
             current assets                                           430                    357             833
         (Increase) decrease in other assets                         (162)                   (90)              3
         Increase (decrease) in accounts payable                    5,900                    609          (5,635)
         Increase (decrease) in other accrued expenses                 79                   (206)           (542)
         Increase (decrease) in accrued income taxes                  179                   (215)            938
         Decrease in deferred income taxes                           (202)                    --              --
         Increase in other non-current liabilities                    150                     --              --
                                                                -------------     ---------------     --------------
    Net cash (used in) provided by operating activities            (5,794)                (2,882)          1,928
                                                                -------------     ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                 (906)                  (213)           (798)
Proceeds from sale of certain assets                                4,416                  4,412              --
                                                                -------------     ---------------     --------------
    Net cash provided by (used in) investing activities             3,510                  4,199            (798)
                                                                -------------     ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under secured demand notes payable                           --                     --          28,900
Repayment of secured demand notes payable                         (10,175)                (3,100)        (27,625)
Proceeds from long-term borrowings                                  4,500                     --           1,950
Repayments of long-term borrowings                                     --                     --          (3,894)
Proceeds from issuance of common stock                              9,262                      3              --
Transaction costs from issuance of common stock                      (495)                    --              --
Purchase of subsidiary preferred stock                               (300)                    --              --
                                                                -------------     ---------------     --------------
     Net cash provided by (used in) financing activities            2,792                 (3,097)           (669)
                                                                -------------     ---------------     --------------
     Net increase (decrease) in cash and cash equivalents             508                 (1,780)            461

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          959                  2,739           2,278
                                                                -------------     ---------------     --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $   1,467               $    959         $ 2,739
                                                                =============     ===============     ==============

CASH PAID DURING THE YEAR FOR:

     Income taxes                                               $      56               $ 1,235          $   262

     Interest                                                   $   1,028               $ 1,181          $ 1,575

NON-CASH FINANCING ACTIVITIES:

   Paid-in capital related to purchase
     of subsidiary preferred stock                              $   1,319               $    --          $    --

    Paid-in capital related to discount on
    note payable                                                $     570               $    --          $    --

    Common Stock issued in exchange for services                $     258               $    --          $    --

    Options issued as compensation                              $     199               $    --          $    --

    Warrants issued                                             $      44               $    --          $    --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 26, 2001

         (1) BASIS OF PRESENTATION AND LIQUIDITY

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred both operating losses and negative cash flows from operations amounting to $7.6 million and $5.8 million for fiscal 2001 and $15.5 million and $2.9 million in fiscal 2000, respectively. As of May 26, 2001, the Company has an accumulated deficit of $3.6 million. The Company has recently undertaken a number of initiatives to improve its financial condition and ongoing operations. During fiscal 2001, the Company entered into an arrangement with Tiffany and Company ("Tiffany") and its affiliate, Tiffany & Co. International ("Tiffany International") (collectively, the "Tiffany Transaction") (See Note 11), resulting in approximately $8.7 million in equity and a $2.5 million line of credit scheduled to expire on April 30, 2006. The Company reduced and refinanced its credit facility with The Chase Manhattan Bank ("Chase") and another lender to $3.75 million and the Company has obtained a commitment from Chase to extend this facility through November 30, 2002 (See Note 7). Operationally, the Company has been eliminating redundant and under performing locations and has recently begun to re-build its existing store base through improved merchandise selection and store management.

           Management's financing and operating plans for fiscal 2002 include: (1) enhancing sales performance through improving merchandise mix, selected price increases, reducing point of sale discounts, and improving product knowledge and sales training for its staff, (2) managing its operating costs to anticipated revenue levels, eliminating marketing programs which have not supported sales growth plans and reducing its corporate overhead costs, (3) selected store expansions and new locations in cruise line markets where the Company either has a very limited presence, or no presence at all, and (4) replacing its Chase credit facility with a long-term facility on more favorable terms. There is no assurance that management's plans will be successful. Management believes its working capital and existing credit facilities will be sufficient to fund its operations for the next fiscal year. If the Company is unable to achieve its plans, it may be required to seek additional equity or debt financing during fiscal 2002, and there is no assurance that such capital or financing will be available to the Company or on terms acceptable to the Company.

         (2) ORGANIZATION

         Little Switzerland, Inc. ("Little Switzerland" or the "Company"), is a retailer of luxury items. The Company was incorporated in May 1991 as a wholly owned subsidiary of Town & Country Corporation. On July 17, 1991, approximately 68% of the outstanding common stock, par value $.01 per share, of Little Switzerland was sold in a public offering. L.S. Wholesale, Inc. (L.S. Wholesale) and L.S. Holding, Inc. (L.S. Holding) are wholly-owned subsidiaries of Little Switzerland.

         L.S. Wholesale purchases and distributes inventory to all the Company's stores. L.S. Holding operates retail stores in the U.S. Virgin Islands and is the parent company of 10 subsidiaries which are incorporated in various international and domestic jurisdictions.

         As of May 26, 2001, the six operational subsidiaries of L.S. Holding were: Montres et Bijoux, S.A.R.L. which conducts operations in the French Antilles; World Gifts Imports N.V. which conducts operations in the Netherland Antilles; L.S. Holding (Aruba) N.V. which conducts operations in Aruba; L.S. Holding (Curacao) N.V. which conducts operations in Curacao; L.S. Holding (USA), Inc., which conducts operations in Alaska; and World Gift Imports (Barbados) Limited, which conducts operations in Barbados. Little Switzerland (St. Kitts & Nevis) Limited, Little Switzerland (Antigua) Limited, Little Switzerland (Caymans) Limited, and Little Switzerland (BVI) Limited were not in operation at the end of the Company's latest fiscal year.

         As of May 26, 2001, the Company operated 18 distinctively designed retail stores located on five Caribbean islands and in Alaska. The Company markets a wide selection of high-quality products, including jewelry, watches, crystal, china, gifts and accessories. The Company is the exclusive retailer of certain brand name products on some islands and in some areas of Alaska. The Company's customers are primarily tourists from the United States.

         (3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Presentation

         The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, L.S. Holding and L.S. Wholesale. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company's fiscal year ends on the Saturday immediately preceding May 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends. Fiscal 2001, fiscal 2000 and fiscal 1999 each consisted of 52 weeks and ended on May 26, 2001, May 27, 2000 and May 29, 1999, respectively.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant assumptions and estimates relate to inventory valuation, useful lives of property and equipment, valuation allowances on deferred taxes and the going concern considerations previously discussed.

         Revenue Recognition

         Revenues include sales from all stores operating during the period, net of returns and excluding any sales or value-added tax. Revenue is recognized when title and risk of loss have passed to the customer, which for stores, is at point of sale.

         Advertising

         The Company expenses the costs of advertising as the costs are incurred. The Company's advertising consists primarily of advertisements with local and national travel magazines, which are produced on a periodic basis and are distributed to visiting tourists throughout the Company's fiscal year. Additionally, the Company incurs advertising expenses in connection with on-board and promotional "port lecturer" programs directed primarily at cruise passengers.

         Advertising expense for fiscal 2001, 2000 and 1999 was approximately $2,807,000, $2,122,000, and $2,919,000, respectively.

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less, when purchased, to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

         Allowance for Doubtful Accounts

         The Company maintains an allowance for doubtful accounts. At May 26, 2001 and May 27, 2000, the allowance for doubtful accounts amounted to $115,000 and $551,000, respectively.

         Inventory

         Inventory is stated at the lower of cost (first-in, first-out) or market value and consists almost entirely of finished merchandise purchased for resale.

         Other Assets

         Other assets consist primarily of amounts related to rental security deposits.

         Long Lived Assets

         The Company accounts for the impairment of long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted net cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair value. The Company recognized an impairment loss of approximately $409,000 and $2,574,000 during fiscal 2001 and 2000, respectively, related to events and circumstances that indicated the carrying value of certain long-lived assets may not be recoverable. The impairment losses have been classified as a component of selling, general and administrative expense in fiscal 2001 and 2000. No impairment loss was recognized during fiscal 1999.

         Income Taxes

         The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of a deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Foreign Currency

         The Company's functional currency under SFAS No. 52, Foreign Currency Translations, for all foreign locations is the U.S. dollar. Accordingly, all transaction and remeasurement gains and losses are included in the accompanying consolidated statements of operations. Gains and losses for all periods presented were not material.

         Other Accrued Expenses

         Other accrued expenses are comprised of the following (in thousands):


                                                MAY 26,           MAY 27,
                                                 2001              2000
                                            ---------------   ---------------
         Payroll and related items               $ 1,802          $ 1,398
         Legal and professional                      754              724
         Customer deposits                           188              149
         Management fees                              --              143
         Other                                       770            1,021
                                          ---------------   ---------------
                                                 $ 3,514          $ 3,435
                                          ===============   ===============


         Fair Value of Financial Instruments

         In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value amounts of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities approximate fair value at May 26, 2001 and May 27, 2000 due to the short-term nature of these accounts and the variable interest rates assigned to the Company's debt.

         Store Pre-Opening and Closing Costs

         Pre-opening expenses related to the opening of new retail stores are expensed in the period incurred. Store closing costs are estimated and recognized in the period in which the Company makes the decision that the store will close. Such costs include an estimate of future lease obligations, loss on retirement of property and equipment and other related occupancy costs.

          Stock Options

          The Company uses the intrinsic value method for stock-based compensation in accordance with Accounting Principle Bulletin No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

         Comprehensive Income

         Comprehensive loss/income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive loss is equal to the net loss for fiscal 2001, 2000 and 1999.

         Segment Information

         The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one industry segment consisting of the sale of luxury items. The Company's business is managed as one segment, or one strategic unit, because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

         Foreign Operations

         Net sales from foreign operations (non-U.S. possessions) amounted to 50%, 56%, and 62% of total net sales, and net operating loss from foreign operations (non-U.S. possessions) amounted to 50%, 47%, and 37% of total net operating loss in fiscal 2001, 2000, and 1999, respectively. Identifiable assets of foreign operations amounted to 36%, 58%, and 62% of total assets as of May 26, 2001, May 27, 2000 and May 29, 1999, respectively.

           New Accounting Pronouncements

           In June 1998, 1999 and 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of SFAS 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of SFAS No. 133". These statements outline the accounting treatment for all derivative activities, which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The effect of adopting SFAS 133 will not have a significant effect on the Company's consolidated financial statements.

         In July 2001, the FASB issued SFAS 141 and 142, "Business Combinations" ("SFAS 141") and "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

         SFAS 142 supersedes APB 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e. the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

         The Company does not expect that the adoption of SFAS 141 or SFAS 142 will have a material impact on its financial statements, results of operations or cash flows.

         (4) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major additions and betterments which extend the service lives of an asset are capitalized. Repairs and maintenance are charged to expense in the period incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net income/loss. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the assets. Property and equipment consist of the following (in thousands):


                                  ESTIMATED USEFUL
                                     LIFE RANGE                               MAY 26, 2001           MAY 27, 2000
Land and buildings                  20-40 years                                 $  2,666               $ 7,323
Furniture and fixtures               3-10 years                                    8,552                 9,567
Equipment                             3-5 years                                    3,652                 4,997
Construction-in-progress                -                                            102                    --
Leasehold improvements          Life of the lease or useful life,
                                whichever is shorter                               8,767                10,353
                                                                           ------------------    -------------------
                                                                                $ 23,739               $32,240
                                                                           ==================    ===================

         (5) RELATED PARTY TRANSACTIONS

         Seymour Holtzman, a Class III director and Chairman of the Board of the Company, is President, Chief Executive Officer and principal stockholder of Jewelcor Management, Inc. ("Jewelcor"), a 12.1% stockholder of the Company. In accordance with the Company's compensation policies for its outside directors, Mr. Holtzman was paid $24,000 of director's fees and was awarded options to purchase 130,000 shares of the Company's common stock, in connection with his service on the Board of Directors during fiscal 2001. The Company also paid Mr. Holtzman a total of $5,000 plus expenses, in connection with his attendance at meetings with prospective investors during the last fiscal year.

         On July 17, 2000, the Company issued 100,000 fully vested options to purchase Common Stock to Jewelcor at an exercise price of $0.59 per share in consideration for certain agreed-upon services. The Company recorded a charge to expense of approximately $61,000 representing the estimated fair value of the options using the Black Scholes pricing model assuming a risk-free interest rate of 6.37%, expected dividend yield of 0%, expected life of 10 years, and an expected volatility of 74%.

         During Fiscal 2001, the Company entered into a consulting agreement (the "Consulting Agreement") with Jewelcor for services to assist the Company in developing and implementing a strategic plan and for other related consulting services as agreed upon between Jewelcor and the Company. As compensation for these services, Jewelcor received 307,692 shares of the Company's Common Stock in lieu of a cash payment of $240,000. The amount of shares issued to Jewelcor was determined by dividing $240,000, the fair value of the services provided, by the Company's closing stock price on January 15, 2001. The Company recorded a charge to expense of $240,000 in connection with this transaction. The agreement also provided for Jewelcor to be reimbursed any out-of-pocket expenses and receive a transaction fee upon the consummation of a "Transaction" as defined in the agreement. On May 1, 2001, in connection with the Tiffany Transaction (as described more fully in Note
11), the Company terminated the Consulting Agreement with Jewelcor. Jewelcor was reimbursed $49,132 of expenses and waived its rights to receive a transaction fee in connection with the Tiffany Transaction.

         In connection with the consummation of the Tiffany Transaction the Company retained the investment banking firm of Ryan, Beck & Co., LLC ("Ryan Beck") to render a fairness opinion to the Board of Directors of the terms of the transaction, from a financial point of view. The Company paid Ryan Beck a fee in the amount of $112,500, plus expenses. Peter McMullin, a member of the Board of Directors of the Company until April 30, 2001, is also an officer of Ryan Beck. In addition, in the ordinary course of business as a broker-dealer, Ryan Beck may actively trade equity securities of the Company for its own account and the account of its customers.

         On May 1, 2001, the Company entered into several related loan and security agreements with Tiffany for an aggregate $2.5 million credit facility through April 30, 2006. At May 26, 2001, the Company had utilized $2.5 million of this facility. See Note 7 for further discussion.

         (6) EARNINGS PER SHARE

         In accordance with the requirements of SFAS No. 128, Earnings per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding, and diluted earnings per share reflects the dilutive effect of stock options and warrants (as calculated utilizing the treasury stock method). The Company's dilutive earnings per share calculation is as follows (in thousands):


                                                                              FISCAL YEARS ENDED
                                                            ------------------------------------------------------
                                                             MAY 26, 2001        MAY 27, 2000       MAY 29, 1999
Weighted average number of shares used in basic earnings
    per share calculation                                         9,269               8,629              8,624

Dilutive effects of options                                          --                  --                 --
                                                            ---------------   -----------------   ----------------
Weighted average number of shares used in diluted earnings
    per share calculation                                         9,269               8,629              8,624
                                                            ===============   =================   ================
Shares under and outside of options plans and warrants
excluded in computation of diluted earnings per share
due to antidilutive effects                                       1,825               1,398                833
                                                            ===============   =================   ================

         The Company's calculation of diluted earnings per share excludes the effect of outstanding options and warrants that are anti-dilutive due to the Company's net loss.

         (7) CREDIT ARRANGEMENTS

         Historically, the Company had utilized unsecured credit facilities with the Company's two lead banks to support its inventory and capital requirements, which fluctuate during the year due to the seasonal nature of the Company's business, and to maintain and remodel its existing stores. As a result of negotiations with its two lead banks regarding the Company's noncompliance with certain financial covenants contained in the original loan agreements with the banks and the nonpayment of amounts totaling approximately $1.5 million due under the revolving term loan with one of the Company's banks, the Company and its subsidiaries entered into a Forbearance Agreement, effective as of April 1, 1999, that effectively froze the Company's line of credit at its then current level of $17.5 million. This amount consisted of approximately $13.3 million in outstanding cash borrowings and approximately $4.2 million in contingent stand-by letters of credit. Pursuant to the Forbearance Agreement, the banks agreed, through August 31, 1999, not to exercise their rights and remedies under the existing loan documents with respect to existing defaults and certain expected future defaults. In exchange, the Company and its subsidiaries granted a security interest to the banks against substantially all of their personal property. The Forbearance Agreement also set forth certain criteria that the Company had to meet regarding the Company's inventory levels. The banks indicated that they would not provide the Company with any additional borrowings during the term of the Forbearance Agreement. The forbearance period under the Forbearance Agreement expired on August 31, 1999 and the Company was in default under certain covenants contained in such Forbearance Agreement.

         The Company then entered into a standstill agreement, as amended ("the Standstill Agreement") with its existing lenders effective through December 31, 2000, pursuant to which the Company's lenders agreed that they would not make any additional borrowings available to the Company and thereby, freeze the Company's line of credit at its then current level of $8.8 million in outstanding cash borrowings and approximately $2.6 million in contingent stand-by letters of credit, subject to certain conditions contained in the Standstill Agreement.

         As a result of the Tiffany Transaction, as more fully described in
Note 11, the Company was able to repay all outstanding debt to existing lenders on May 1, 2001 under the above agreements and concurrently enter into two new credit facilities.

         Outstanding borrowings against the aforementioned credit facilities totaled $0 and $10.2 million as of May 26, 2001 and May 27, 2000, respectively. Outstanding stand-by letters of credit against these credit facilities totaled $0 and $2.6 million as of May 26, 2001 and May 27, 2000, respectively. The weighted average interest rates incurred during fiscal 2001, 2000 and 1999 were approximately 10.9%, 9.6% and 8.4%, respectively.

         The Company entered into a senior collateralized credit facility with Chase, which was also a lender under the prior loan agreements, to borrow up to $3.75 million, through June 1, 2002, at an interest rate of 3% per annum above LIBOR, subject to extension at the Company's option to November 30, 2002 if certain conditions are satisfied by the Company. Interest is payable monthly and full principal and unpaid interest are due on or before June 1, 2002. The credit facility is collateralized by substantially all of the Company's assets, including the Company's inventory (other than its Barbados inventory), the pledge of the stock of the Company's subsidiaries, and a first priority leasehold mortgage over the building that houses the Company's headquarters and main warehouse. The Company also issued to Chase 50,000 warrants (as adjusted for dilution) to purchase one share of common stock at an exercise price of $1 per share until the expiration date on February 28, 2003. Such warrants had an approximate fair market value of $44,000 on the date of issuance. As of May 26, 2001, the Company had not borrowed any amounts under this facility and no warrants had been exercised.

         On September 4, 2001, the Company and Chase entered into an agreement pursuant to which the Company, at its option and subject to the satisfaction of certain conditions, may extend its credit facility with Chase for an additional six months beyond its current maturity date. If, on June 1, 2002, the current expiration of the facility, the Company has not obtained alternative financing, Chase will be required to extend the facility provided the company is not in violation of any provision within the existing facility agreement and the Company pays an additional fee and an increased interest rate through November 1, 2002. In addition, at the time of the extension request, the Company must be in full compliance with the terms of the credit facility. The Company will seek to obtain alternative financing prior to the current June 1, 2002 maturity date. Should such alternative financing not be obtained, the Company intends to exercise this extension, if necessary.

         The Company also maintains a credit facility with Tiffany, which allows the Company to borrow up to $2.5 million at an interest rate of 3% per annum above LIBOR. Interest is payable semi-annually on January 31st and July 31st of each calendar year with principal and unpaid interest due on or before April 30, 2006. The facility is collateralized by a subordinated interest in the inventory (other than the Barbados inventory) and accounts receivable of the Company, as well as the pledge of the stock of the Company's subsidiaries. As of May 26, 2001, the Company had utilized $2.5 million of this facility.

         In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod Diamonds Ltd. ("Almod") (see Note 18), which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing note payable to Almod, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert its preferred shares and/or its Class B Common Shares in the Company's Barbados subsidiary into common stock at a rate of one for one, or repurchase all or some Class A Common Shares of the Company's Barbados subsidiary, at a price of $1 per share. As of May 26, 2001, Almod had not acquired the preferred or Class B Common Shares in the Company's Barbados subsidiary. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $92,239 has been amortized to expense in fiscal 2001.

         (8) INCOME TAXES

         The domestic (United States Virgin Islands (USVI), Ketchikan, Juneau and Skagway, Alaska) and foreign components of loss before income taxes are as follows (in thousands):


                                                FISCAL
                            -------------------------------------------------

                                 2001             2000            1999

             Domestic         $ (2,618)        $ (5,609)        $(5,141)
             Foreign            (4,950)          (8,827)         (4,741)
                            --------------  ----------------  ---------------
                              $ (7,568)        $(14,436)        $(9,882)
                            ==============  ================  ===============

The components of the provision (benefit) for income taxes are as follows (in thousands):


                                              FISCAL
                              ----------------------------------------------
                                  2001            2000             1999
             Current-
                 Domestic     $     259         $   729         $     66
                 Foreign              4             291            1,134
                              -------------  ----------------  -------------

                              $     263         $ 1,020         $  1,200
                              -------------  ----------------  -------------

             Deferred-
                 Domestic     $     (15)        $    --         $     --
                 Foreign           (216)             --               --
                              -------------  ----------------  -------------

                              $    (231)        $    --               --
                              -------------  ----------------  -------------
                              $      32         $ 1,020         $  1,200
                              =============  ================  =============

         The deferred tax benefit results primarily from differences arising in the use of valuation allowances and depreciation methods for financial reporting and tax purposes.

         A reconciliation of the Company's effective tax rate to the USVI statutory rate of 37.4% is as follows (in thousands):


                                                                             FISCAL YEARS ENDED
                                                             -------------------------------------------------------
                                                              MAY 26, 2001        MAY 27, 2000         MAY 29, 1999
Computed tax benefit at statutory rate                       $  (2,830)            $(5,399)            $(3,696)
Increases (reductions) resulting from-
   Differences between foreign provisions recorded and
       provisions at USVI rate                                     (69)                284                 946
   Effect of earnings of subsidiary in USVI subject to
       lower tax rate                                             (216)               (595)               (199)
   Effect of subsidiary net operating losses not benefited       3,142               6,730               4,149
   Effect of domestic non-deductible expenses                        5                  --                  --
                                                             ---------------    -----------------    ---------------

                                                             $      32             $ 1,020             $ 1,200
                                                             ===============    =================    ===============

         The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 9.4% to 42.0%. The Company's wholly owned subsidiary, L.S. Wholesale, which acts as a purchasing agent for products sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended. The tax credit allowed by this section is being eliminated for tax years beginning after December 31, 2005. The Company is currently reviewing its operating structure to determine if this change will have a material impact on its business. L.S. Wholesale has also been granted benefits through the VI Industrial Development Commission, which allows the Company to enjoy a reduced tax rate on all income earned outside the USVI, at a rate of 9.4% through August 2003. The lower tax rate had the effect of reducing the loss per share by $0.02, $0.07, and $0.02 in fiscal 2001, 2000 and 1999, respectively.

         During 1997, the Company received an assessment from the local government in Aruba that related to the Company's local income tax returns regarding certain consulting fees paid and service fees assessed by L.S. Wholesale to the Company's operations in Aruba. During 1998, the Company reached a settlement with the tax authorities regarding its 1988-1996 local tax returns and recorded the cost of the settlement as incremental tax expense during the fiscal year ended May 29, 1999. Pursuant to this settlement, the Company was assessed a profit tax in the amount of $650,000, which was payable in 10 equal installments of $65,000 per month commencing on March 1, 1999. Interest of 6% per annum was charged on the outstanding amount starting on March 1, 1999. The Company also was assessed a wage tax in the amount of $550,000, which was payable in six installments commencing in June 1999. Interest of 6% per annum was charged on the outstanding amount starting on June 1, 1999. At year-end May 26, 2001, all assessments and interest for income tax settlement and wage tax settlement had been paid.

         The Company did not have a deferred tax liability at May 26, 2001.
At May 27, 2000, the Company had a deferred tax liability of $202,000 as a result of the use of accelerated depreciation methods for tax purposes. The Company's deferred tax assets consist primarily of net operating loss carryforwards, obsolesence and other reserves totaling approximately $16,540,000 and $15,713,000 as of May 26, 2001 and May 27, 2000,
respectively. A full valuation reserve has been recorded against these deferred tax assets since significant uncertainty exists with respect to the future realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carryforwards. For tax reporting purposes, the Company has net operating loss carryforwards of approximately $42,129,000 and $40,238,000 as of May 26, 2001 and May 27,
2000, respectively. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in future years. Additionally, due to a major ownership change during fiscal 2001 there is a limitation, pursuant to IRC Sec. 382, on the amount of net operating loss carryforwards that can be used to offset income each year. The IRC Sec. 382 limitation will apply to L.S. Wholesale, Inc., L.S. Holding (USA), Inc., and L.S. Holding, Inc. These subsidiaries cannot deduct losses incurred before the ownership change in excess of the IRC Sec. 382 limitation. Net operating loss carryforwards which cannot be deducted in a particular taxable year due to the limitation will be carried forward to a succeeding year to the extent they have not expired. The net operating loss carryforwards will expire in varying amounts in varying years from 2002 to 2020 if not utilized.

         (9) COMMITMENTS AND CONTINGENCIES


         Lease Commitments

         Certain of the Company's facilities and all of its retail stores are occupied under operating leases expiring at various dates. Most leases contain at least one renewal term. The Company's rental commitments under the non-cancelable portion of these leases at May 26, 2001 are as follows:


                                           LEASE COMMITMENT
                      YEAR

                      Fiscal 2002           $  5,204,477
                      Fiscal 2003              4,408,916
                      Fiscal 2004              3,555,593
                      Fiscal 2005              3,013,715
                      Fiscal 2006              2,145,668
                      Thereafter               2,412,827
                                           ----------------
                                            $ 20,741,196
                                           ================

         Rental expense included in the accompanying consolidated statements of operations amounted to approximately $3,904,000, $3,519,000, and $4,301,000 in fiscal 2001, 2000, and 1999, respectively.

         The Company occupies the building that operates as its headquarters and warehouse on St. Thomas on land leased from the Virgin Islands Port Authority under a ten-year ground lease with two five-year renewal terms. The Company is currently operating in its first five-year option period and has already exercised its second and final five-year option term which expires in July 2009. The lease may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements.

         Legal Matters

         CLASS ACTION LAWSUIT

         On May 14, 2001, a memorandum of understanding (the "MOU") was executed which sets forth an agreement in principle of the terms of settlement with respect to the class action complaint filed on March 22, 1999, in the United States District Court for the District of Delaware (Civil Action No. 99-176) against the Company, certain of its former officers and directors, Destination Retail Holdings Corporation ("DRHC") and Stephen G.E. Crane. Under the MOU, none of the defendants have admitted any wrongdoing. If the terms of settlement described in the MOU are approved by the court and holders of a certain agreed upon number of shares held by the putative class do not opt out of the proposed settlement, the case will be dismissed. The settlement amount payable in accordance with the terms of the MOU is estimated at $1.0 million and will be paid from the proceeds of existing insurance coverage. However, there can be no assurance that the case will be settled as contemplated by the MOU.

         The original complaint alleged that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the proposed merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders (the "Financing Disclosure Allegations"). The plaintiffs are seeking monetary damages, including, without limitation, reasonable expenses in connection with this action. The plaintiffs amended their complaint on November 10, 1999 and the Company filed a motion to dismiss the plaintiff's amended complaint on December 7, 1999. On January 28, 2000, the plaintiffs filed their opposition to the motion to dismiss. In March 2001, the District Court, among other things, granted the Company's motion to dismiss with respect to certain allegations in the amended complaint that the defendants violated federal securities laws by failing to disclose the status of the Company's relationship with a particular watch vendor; however, the District Court denied the motion to dismiss with respect to the Financing Disclosure Allegations. In addition, the District Court dismissed the claims against defendants DRHC and Stephen G.E. Crane.

NXP

           On February 16, 2001, the Company and NXP-Jewels Corporation ("NXP") entered into a settlement agreement and mutual general release from the litigation arising between the Company and NXP with respect to their general obligations under a letter of intent to sell the Company's Barbados operations to NXP. The Company, as part of the settlement, refunded a $100,000 deposit held in escrow and made a $5,000 settlement payment.

         The Company is also party to other various pending litigation, claims, assessments and proceedings in the ordinary course of business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial position, results of operations or cash flows.

         Significant Suppliers

         During fiscal 2001, no supplier accounted for greater than 10% of the Company's net sales. In fiscal 2000 and 1999, one supplier, the Swatch Group, accounted for approximately $7.5 million, or 13.5% of net sales, and $8.0 million or 10.4% of net sales, respectively. No other supplier accounted for greater than 10% of net sales in fiscal 2000 or 1999.

         (10) PURCHASE OF SUBSIDIARY PREFERRED STOCK

         On August 4, 2000, the Company purchased all of the outstanding preferred shares in its Barbados operations with a book value of $1.6 million for $0.3 million. The difference between the purchase price and the book value of the preferred shares has been recorded against the Paid-in Capital of the Company. This purchase terminated a management agreement associated with the shares requiring the Company to pay 2.5% of sales in Barbados to the holder of the preferred shares.

           (11) TIFFANY INTERNATIONAL EQUITY INVESTMENT

           On May 1, 2001, Tiffany International purchased 7,410,000 newly-issued shares of the Company's common stock for $8.7 million, net of associated expenses. The Company used the proceeds from this transaction to pay off existing bank debt and for its working capital needs. Tiffany also entered into several related loan agreements to provide the Company with a line of credit of up to $2.5 million through April 30, 2006 (collectively, the "Tiffany Transaction") (See Note 7). In connection with the closing of the Tiffany Transaction, the Company also entered into an Investor's Rights Agreement with Jewelcor Management, Inc. ("Jewelcor"), a principal stockholder of the Company, which provides, among other things, that Jewelcor will have the right to subscribe for its pro rata share of certain new issuances of equity securities by the Company. Concurrently, the Company granted the same right to Tiffany International.

         Pursuant to the Tiffany Transaction, three members of the Company's Board of Directors resigned, and two representatives of Tiffany were appointed to the Board. Pursuant to a Stockholders Agreement, the Company, Tiffany International and Jewelcor have agreed that the remaining existing vacancy on the board will be filled by an independent third party.

         (12) QUARTERLY DATA (UNAUDITED)

         The following presents the unaudited quarterly results of operations for the fiscal years ended May 26, 2001 and May 27, 2000 (in thousands except per share data):


                         FIRST QUARTER         SECOND QUARTER         THIRD QUARTER     FOURTH QUARTER
                        ENDED AUGUST 26      ENDED NOVEMBER 25      ENDED FEBRUARY 24    ENDED MAY 26
FISCAL 2001
Net Sales                 $  9,959                 $ 11,356              $ 19,186          $ 15,775
Gross Profit                 4,449                    4,935                 7,465             7,727
Net loss                    (1,985)                    (656)               (2,357)           (2,602)
Net loss per share           (0.23)                   (0.08)                (0.27)            (0.24)


                         FIRST QUARTER         SECOND QUARTER         THIRD QUARTER     FOURTH QUARTER
                        ENDED AUGUST 28      ENDED NOVEMBER 27      ENDED FEBRUARY 26    ENDED MAY 27
FISCAL 2000
Net sales                 $ 13,835                 $ 10,075              $ 17,602          $ 13,514
Gross profit                 4,609                    2,543                 7,449             4,736
Net loss                    (3,933)                  (4,009)               (1,550)           (5,964)
Net loss per share           (0.46)                   (0.46)                (0.18)            (0.69)

         (13) EMPLOYEE BENEFIT PLAN

         Retirement Plan

         The Company maintains a 401(k) Plan under which the Company matches each employee's contribution by 50% of the first 3% of the employee's contribution. During fiscal 2001, 2000 and 1999, the Company's matching totaled approximately $57,000, $41,000, and $23,000, respectively. The Company's contributions vest based on the employee's years of service, with full vesting after five years of service.

         (14) STOCKHOLDERS' EQUITY

         Stock Options

         During fiscal 1991, the Company established the 1991 Option Plan ("the 1991 Plan") to cover option awards to key employees and directors who are also full time employees of the Company. Under the 1991 Plan, the Company may grant stock options for the purchase of up to 500,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. During 1996, the Company amended the 1991 Plan to increase the aggregate number of shares of Common Stock of the Company available for grant under the 1991 Plan from 500,000 to 900,000. As of May 26, 2001, there were 558,500 option shares outstanding and 143,544 option shares available for grant issued under the 1991 Plan. Options granted under the 1991 Plan vest ratably over a three-to-five year period and must be exercised within 10 years of the date of grant. Each outstanding unvested option as of February 4, 1998 automatically vested upon the execution of the Merger Agreement with DRHC pursuant to the terms of the 1991 Plan. Each outstanding unvested option as of February 23, 1999 automatically vested upon execution of the Settlement Agreement ("Settlement Agreement") with Donald L. Sturm, ValueVest Partners, L.P., Seymour Holtzman, Jewelcor Management, Inc. and others. Each outstanding unvested option as of May 1, 2001 automatically vested upon the consummation of the Tiffany Transaction since this transaction constituted a "change in control" for purposes of the Plan. The consummation of the Tiffany Transaction did not constitute a "change in control" under any of the Company's other equity plans. The 1991 Plan expires on June 5, 2001 after which no further options may be granted.

         During fiscal 1992, the Company established the 1992 Option Plan (the "1992 Plan") for non-employee directors of the Company. Under the 1992 Plan, the Company may grant stock options for the purchase of up to 150,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. As of May 26, 2001, there were 47,000 option shares outstanding and 103,000 option shares available for grant under the 1992 Plan. Options granted under the 1992 Plan vest immediately and must be exercised within 10 years of the date of grant. The 1992 Plan expires on October 13, 2002.

         During fiscal 2000, the Company established the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which covers option awards to employees, directors and other key persons. Under the 2000 Plan, the Company may grant stock options for the purchase of up to 1,700,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Plan also calls for an automatic award of 5,000 options to each person serving as an independent director of the Company on the last day of the Company's fiscal year. Options granted under the 2000 Plan vest under terms determined by the Plan Administrator (generally three to five years) and must be exercised within 10 years of the date of grant. As of May 26, 2001, there were 694,000 option shares outstanding and 1,006,000 option shares available for grant under the 2000 Plan. The 2000 Plan expires on July 12, 2010.

         From time to time, the Company also grants stock options not covered by the 1991, 1992 and 2000 Plans. During fiscal 2000 and 1999, the Company granted 475,000 and 200,000 options not covered by the 1991, 1992 and 2000 plans. There were no such options granted in fiscal 2001. As of May 26, 2001, there were 475,000 option shares outstanding outside of the 1991, 1992 and 2000 Plans.

         A summary of the status of the Company's stock option plans at May 26, 2001, May 27, 2000 and May 29, 1999, together with changes during the periods then ended, are presented in the following table:


                                            2001                        2000                       1999
                                  ------------------------    -------------------------    --------------------------
                                                 WEIGHTED                      WEIGHTED                    WEIGHTED
                                               AVERAGE PRICE                 AVERAGE PRICE               AVERAGE PRICE
                                     SHARES      PER SHARE        SHARES      PER SHARE      SHARES       PER SHARE
Outstanding at beginning of
     period                         1,397,500     $  2.82         833,000       $ 4.53       712,000       $ 6.46
Grants during period                1,066,000        0.72         641,000         0.60       292,000         2.25
Exercised during period                    --          --              --           --            --           --
Forfeitures/Cancellations
     during period                   (689,000)       4.42         (76,500)        2.65      (171,000)        8.59
                                 -------------                ---------------              -----------
Outstanding at end of period        1,774,500        1.09       1,397,500         2.82       833,000         4.53
                                 =============                ===============              ===========
Options exercisable at end of
     period                         1,265,332        1.07         886,500         4.12       833,000         4.53
                                 =============                ===============              ===========

         Statement of Financial Accounting Standards No. 123 (SFAS No. 123)

         SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during fiscal 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions were used for grants:


                                            2001            2000         1999
         Risk-free interest rate            5.70%           6.33%        5.38%
         Expected dividend yield               0%              0%           0%
         Expected lives                    5 years       10 years     10 years
         Expected volatility               89.43%          77.00%       64.00%


         Adjustments are made for options forfeited prior to vesting. As a result of the Tiffany Transaction, all unvested options under the 1991 Plan became fully vested and exercisable. The total value of options granted during fiscal 2001, 2000 and 1999, which were being amortized on a straight-line basis over the vesting period of the options, were accelerated into fiscal year 2001. The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was $0.59, $0.51, and $1.73, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:


                               YEAR ENDED          YEAR ENDED      YEAR ENDED
                              MAY 26, 2001        MAY 27, 2000    MAY 29, 1999
Net loss-
     As Reported             $ (7,600,135)      $ (15,456,233)    $ (11,081,825)
     Pro Forma                 (8,049,438)        (15,522,300)      (11,586,595)

Basic and Diluted EPS-
     As Reported             $      (0.82)      $       (1.79)    $       (1.29)
     Pro Forma                      (0.87)              (1.80)            (1.34)

         Employee Stock Purchase Plan

         During 1992, the Company approved an Employee Stock Purchase Plan permitting eligible employees to purchase Common Stock, semiannually on June 30 and December 31, at the lower of 85% of the price at the beginning of the six-month period or the grant date. Under this plan, 100,000 shares have been issued as of May 26, 2001.

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

         (15) STORE OPENINGS

         In fiscal 2001, the Company opened one new store in Skagway, Alaska and one new store Ketchikan, Alaska. Both stores are currently operating under short-term leases for six months and twelve months, respectively. The Company will evaluate the performance of these new stores to determine if a long-term commitment in these locations is warranted.

         (16) STORE CLOSURES

         Sale of Marigot Store

         On June 13, 2000, the Company consummated the sale of the fixed assets of one its stores located in Marigot on the island of St. Martin pursuant to a purchase and sale agreement with a third party for an aggregate purchase price of $365,000. In connection with this transaction, the Company recorded an asset impairment write-down of $730,000 which was charged to expense in fiscal 2000.

         Closure of Ketchikan, Alaska, St. Croix, Antigua and St. Kitts

         During fiscal 1999, the Company recorded charges associated with the closure of its stores in Ketchikan, Alaska, and St. Croix, as well as one store in each of Antigua and St. Kitts. The store in St. Kitts was closed due to damage inflicted by Hurricane George. The charge related to these closures amounted to approximately $1.8 million and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Approximately $1.1 million of the charge related to the impairment of fixed assets and leasehold improvements at the closed stores.

         Sale of St. Barthelemy Store

         On August 31, 1999, the Company consummated the sale of all of the fixed assets and inventory of its store located on the island of St. Barthelemy pursuant to a purchase and sale agreement with a third party for an aggregate amount equal to $1.3 million. The Company used approximately $400,000 of the proceeds to pay down its then existing debt to its existing lenders under its credit facilities and recorded a gain of $537,000 on this transaction which was reflected as a reduction in selling, general and administrative expense in fiscal 2000.

         Sale of Antigua Store

         On November 12, 1999, the Company consummated the sale of all of the fixed assets and inventory, of which $0.8 million was inventory, of its store located on the island of Antigua for an aggregate purchase price of $2.0 million. In addition, the Company was released from an Antigua related contingent stand-by letter of credit in the amount of $330,000. The Company used a portion of the proceeds to pay down its then existing debt to its existing lenders under its then existing credit facilities. The Company recorded a gain of $495,000 on this transaction in fiscal 2000, which is reflected as a reduction in selling, general and administrative expense.

         Sale of St. Lucia Fragrance Store

         On December 1, 1999, the Company consummated the sale of all of its fragrance inventory and fixtures for the fragrance store located on the island of St. Lucia for an aggregate purchase price of $150,000. In addition, the Company reduced by $180,000 amounts outstanding under a St. Lucia related contingent stand-by letter of credit. The Company used the proceeds from the sale to pay down its debt to its then existing lenders under its then existing credit facilities. The Company recorded a loss of $41,000 on this transaction in fiscal 2000, which is reflected in selling, general and administrative expense.

         Sale of Two St. Lucia Stores

         On December 28, 1999, the Company consummated the sale of all of the assets, of which $0.6 million was inventory, of its two stores located on the island of St. Lucia for an aggregate purchase price of approximately $1.0 million. In addition, the Company was released from the remaining $770,000 outstanding under St. Lucia related contingent stand-by letters of credit. The Company used the $1.0 million proceeds to pay down its debt to its then existing lenders under its then existing credit facilities. The Company recorded a loss of $208,000 on this transaction in fiscal 2000, which is reflected in selling, general and administrative expense.

         Management Agreement for Barbados Store

         As more fully described in Note 18, on November 7, 2000, the Company entered into a management agreement with a third party to manage the operations of one of the Company's stores in Barbados.

         (17) GAIN ON INSURANCE SETTLEMENT

         On October 16, 2000, the Company settled its business interruption insurance claim related to Hurricane Lenny which hit certain Caribbean islands in which the Company operates causing structural damage and store closings in those locations. The settlement totaled $2.2 million. After applying a deductible of $0.3 million, the Company received net proceeds of $1.9 million and recorded a gain on insurance settlement of approximately $1.4 million in fiscal 2001.

         In September 1998, Hurricane George inflicted minor damage to several of the Company's stores and caused significant damage to its St. Kitts store and to various other islands' infrastructures, including hotels and other tourist facilities, where the Company did business. In connection with the final settlement of claims related to Hurricane George, the Company received approximately $1.0 million in property and business interruption proceeds. The Company recorded a net gain of approximately $0.3 million in fiscal 1999, after write-offs related to damaged assets of approximately $0.7 million, including furniture and fixtures, inventory and other assets related to the stores affected by Hurricane George.

         (18) ALMOD TRANSACTIONS

         During fiscal 2001, the Company engaged in negotiations with Almod regarding various transactions, including a proposed 45% equity investment in the Company, the sale of the Company's Barbados subsidiary and the sale/leaseback of the Company's store in Philipsburgh, St. Maarten.

         Sale / Leaseback: On July 28, 2000, the Company sold its facility in Philipsburgh, St. Maarten, to Almod for $4.5 million and simultaneously entered into a leaseback arrangement for five years with one five year renewal option at market rates.

         Barbados: Due to various issues encountered during the negotiations with Almod regarding the potential sale of the Company's operations in Barbados, the parties agreed in lieu of the sale of the Company's Barbados subsidiary to Almod, the Company would restructure the capital of this subsidiary. The final arrangement resulted in the Company continuing to own its Barbados subsidiary with Diamonds International Ltd. ("DI"), a subsidiary of Almod, offered a minority interest in the Barbados subsidiary pending government approval of the proposed changes in the Company's bylaws. Such government approval was not obtained until after the Company's fiscal year end and, consequently, there was no minority interest in the Barbados subsidiary as of May 26, 2001. The Company's subsidiary has agreed to pay profit share in the amount of $1.5 million by December 31, 2005, and/or enable the store located in the Port Terminal in Barbados (the "Port store"), currently operated by DI, to share in its net operating tax loss carry-forwards ("NOL's"). If at such date, the subsidiary has not paid this amount of profit sharing to DI, or DI has not received an equivalent tax benefit in excess of $0.7 million, DI's remedies include converting their shares for a controlling interest of this subsidiary.

         As part of the overall Barbados transaction, the Company's Barbados subsidiary and DI entered into a Management Agreement, which provides for DI to manage the Port store, one of the subsidiary's stores in Barbados, and retain all profits associated with such store as a management fee. The Company does not include any results from the operation of the Port store in its consolidated financial statements, as of the execution of the management agreement. The profits generated from the Port store will be entitled to share in the subsidiary's NOL's and such usage can be applied towards the profit sharing obligation of the subsidiary as described in the preceding paragraph.

         The Company sold to DI a portion of the intercompany debt owed by the Company's Barbados subsidiary to L.S. Wholesale. As more fully described in Note 7, the Company received $2.0 million and sold, assigned and transferred its receivable from its Barbados subsidiary to Almod, due December 31, 2003, which is collateralized by the inventory of the Barbados subsidiary.

         Equity Investment: On December 21, 2000, the Company announced it had terminated further discussions with Almod relating to the proposed 45% equity investment in the Company's stock as the parties were unable to reach an agreement on certain material terms, including terms relating to corporate control. The parties subsequently entered into a termination agreement and related release.

         (19) SUBSEQUENT EVENTS

         On June 12, 2001, the Company completed a transaction with Columbian Emeralds, Inc. ("CEI") to sublet CEI's Key West, Florida store and acquire the furniture and fixtures therein, and also assumed the lease of CEI's former Perfect Time store adjacent to the Company's flagship store on Main Street in St. Thomas, USVI. The Company paid Columbian Emeralds $350,000 in connection with the foregoing transaction. The Key West store is a 4,100 sq. ft. location, which will operate as a clearance center until mid-November when it is planned that the store will re-open with some of Little Switzerland's finest timepieces as well as jewelry from renowned European and American designers.

         On July 31, 2001, the Company made the decision not to renew its lease at its Gift Market store in St. Thomas. With the recent expansion of the Company's flag ship store on Main Street in St. Thomas, the Company has successfully provided many of the large brands sold in the Gift Market store with Main Street frontage not available at the Gift Market location. The Company will continue to look for opportunities to continue to give china and crystal suppliers better positioning in existing stores as well as in new locations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In connection with the equity investment of Tiffany International and various loan documents executed in connection therewith, effective May 29, 2001, the Company dismissed its then current independent auditors, Arthur Andersen LLP and appointed PricewaterhouseCoopers LLP as its independent accountants.

         The reports of Arthur Andersen LLP on the financial statements of the Company for the fiscal years ended May 27, 2000 and May 29, 1999 did not contain an adverse opinion or disclaimer of opinion. Furthermore, such reports were not qualified or modified as to audit scope or accounting principles, and there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Arthur Andersen's reports for the fiscal years ended May 27, 2000 and May 29, 1999 contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is a list of the directors and executive officers of the Company at May 26, 2001. The Board of Directors currently consists of four members, and is divided into three classes, with two directors in Class I and one director in each of Classes II and III. Directors serve for three-year terms, with one class of directors being elected by the Company's stockholders at each annual meeting.


             NAME:                                     AGE:   POSITION(S) WITH COMPANY:
             -----                                     ----   -------------------------

Robert L. Baumgardner ............................      54    President, Chief Executive Officer and
                                                                   Class I Director (term expires 2001 -
                                                                   next annual meeting)

Seymour Holtzman .................................      65    Class III Director and Chairman of the Board
                                                                   (term expires 2003)


James E. Quinn ...................................      49    Class I Director (term expires 2001 - next
                                                                   annual meeting)

Patrick B. Dorsey ................................      50    Class II Director (term expires 2002)

Patrick J. Hopper ................................      39    Chief Financial Officer, Executive Vice President and Treasurer

Michael Pepper ...................................      54    Senior Vice President of Retail Operations

Patrick J. Heron II...............................      35    Vice President and General Merchandise Manager

         Robert L. Baumgardner was appointed President and Chief Executive Officer and elected as a Class I Director effective as of August 17, 1999. From September 1998 to August 1999, Mr. Baumgardner was Senior Vice President of Zale Corporation's Bailey Banks and Biddle Division in Dallas, Texas. From May 1994 to September 1998, Mr. Baumgardner held senior management positions with Mayor's of Coral Gables, Florida. Prior to that Mr. Baumgardner held senior management positions with Tiffany.

         Seymour Holtzman has been a Class III Director since December 1999. Mr. Holtzman is Chairman and Chief Executive Officer of Jewelcor Management Inc.; C.D. Peacock Inc.; and S.A. Peck & Company; Chairman of the Board of Directors of Designs, Inc. and Musicmaker.com, and is also a member of the Board of Directors and Compensation Committee of Ambanc Holding Company, Inc. From 1973 to 1988, Mr. Holtzman served as President and Chief Executive Officer of Jewelcor Incorporated. From 1986 to 1988, Mr. Holtzman served as Chairman and Chief Executive Officer of Gruen Marketing Corporation.

         James E. Quinn was appointed as a Class I Director on May 1, 2001. Mr. Quinn has served as Vice Chairman of Tiffany since 1998 and has been a director of Tiffany since 1995. Mr. Quinn is also a member of the Board of Directors of BNY Hamilton Funds, Inc. and Mutual of America Capital
Management.

         Patrick B. Dorsey was appointed as a Class II Director on May 1, 2001. Mr. Dorsey has served as Senior Vice President - General Counsel and Secretary of Tiffany since July 1985.

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

         Michael Pepper was appointed Senior Vice President of Retail Operations in February 2000. From June 1994 to February 2000, Mr. Pepper was Director of Store Operations for Cardow Jewelers of St. Thomas, USVI.

         Patrick J. Heron II was appointed Vice President and General Merchandise Manager in January 2000. From September 1999 to January 2000, Mr. Heron served the Company as its watch buyer. From 1996 to September 1999, Mr. Heron served Tourneau as a merchandise manager.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder require the Company's directors and officers, and persons who own more than 10% of the outstanding common stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Personnel of the Company generally prepare these reports on the basis of information obtained from each director and officer, and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best knowledge of the Company, all reports required by Section 16(a) of the Exchange Act to be filed by its directors, officers and 10% or greater stockholders during Fiscal 2001 were filed on time, except that Form 4's were not timely filed for the May and July 2000 grants of stock options to Mr. Holtzman; the January 2001 grants of stock options to Mr. Baumgardner and Mr. Hopper; and the February 2001 grants of stock options to Mr. McMullin (former director), Mr. Watson (former director), Mr. Nobile (former director), and Mr. Holtzman. Form 4's for these grants have been filed with the Commission. In addition, a Form 4 was not timely filed for the shares issued to Jewelcor Management, Inc. in January 2001, and Form 5's were not timely filed for the December 1999 grants of stock options to Mr. Baumgardner and Mr. Hopper and May 2000 grant of stock options to Mr. Holtzman. Form 4's and 5's for these issuances, as applicable, have been filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the total compensation of the Company's Chief Executive Officer and the three persons who were serving as executive officers at the end of Fiscal 2001 and earned in excess of $100,000 during Fiscal 2001. These four persons are hereinafter referred to collectively as the "Named Executive Officers."


                           SUMMARY COMPENSATION TABLE


                                                                                    LONG TERM COMPENSATION
                                                                           -----------------------------------
                                           ANNUAL COMPENSATION                       AWARDS             PAYOUT
                                       ----------------------------------  -----------------------     -------
                                                               OTHER       RESTRICTED
                                                               ANNUAL        STOCK      SECURITIES      LTIP      ALL OTHER
NAME AND                        FISCAL  SALARY        BONUS    COMPEN-       AWARDS     UNDERLYING     PAYOUTS     COMPEN-
PRINCIPAL POSITIONS             YEAR      ($)          ($)     SATION         ($)       OPTIONS          ($)       SATION
------------------------        ----   -----------    -----    ----------  ----------   ----------     -------    ---------
Robert L. Baumgardner           2001   284,615      100,000   181,250 (a)       --      250,000          --           --
   Chief Executive              2000   153,077 (b)     --      93,750 (c)       --      400,000          --       25,008 (d)
   Officer                      1999       --          --         --            --         --            --           --

Patrick J. Hopper               2001   192,308       60,000    50,000 (e)       --      250,000          --       14,372 (f)
   CFO, Executive Vice          2000   144,231 (g)     --         --            --      100,000          --       30,000 (f)
   President and Treasurer      1999       --          --         --            --         --            --           --

Michael Pepper                  2001   125,000       20,000    20,000 (e)     43,249     25,000          --           --
   Senior Vice President of     2000    33,654 (h)                                       50,000
   Store Operations             1999       --          --         --            --         --            --           --

Patrick J. Heron  II            2001   125,000       20,000    20,000 (e)       --       34,000          --           --
   Vice-President and General   2000    84,135 (h)                                       16,000
   Merchandise Manager          1999       --          --         --            --         --            --           --


----------

(a) Represents $150,000 retention payment and $31,250 of the $125,000 additional compensation that the Company agreed to pay Mr. Baumgardner upon the inception of his employment with the Company.

(b) Represents compensation paid in Fiscal 2000 based on an annual base salary of $200,000. Mr. Baumgardner's annual base salary was subsequently raised to $300,000.

(c) Represents a portion of the $125,000 in additional compensation that was paid in Fiscal 2000 that the Company agreed to pay Mr. Baumgardner upon the inception of his employment with the Company.

(d) Represents housing expenses paid by the Company in the relevant fiscal year.

(e)   Represents a retention payment made by the Company in Fiscal 2001.


(f) Represents moving expenses paid by the Company in the relevant fiscal year.

(g) Represents compensation paid in Fiscal 2000 based on an annual base salary of $150,000. Mr. Hopper's annual base salary was subsequently raised to $200,000.

(h) Represents compensation paid in Fiscal 2000 based on an annual base salary of $125,000.

OPTIONS

      The following tables set forth information concerning grants of stock options to, and exercises of stock options by, the Named Executive Officers during Fiscal 2001, and the number and value of unexercised options held by each of them at May 26, 2001.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                POTENTIAL REALIZABLE VALUE
                                                                                                AT ASSUMED ANNUAL RATES
                                                                                                OF STOCK PRICE APPRECI-
                                                INDIVIDUAL GRANTS                               ATION FOR OPTION TERM
                               ----------------------------------------------------------       ----------------------
                                           % OF TOTAL
                                             OPTIONS
                               NUMBER OF     GRANTED
                               SECURITIES       TO
                               UNDERLYING   EMPLOYEES
                                OPTIONS      IN FISCAL      EXERCISE         EXPIRATION
        NAME                    GRANTED        YEAR         PRICE ($)(a)         DATE             5%($)          10%($)
---------------------------    -----------  -----------     ------------     ------------        -------       --------

Robert L. Baumgardner.......   100,000  (b)    15.1%          0.59             7/16/10          32,528          80,119
                               150,000  (c)    22.6%          0.78             1/15/11          64,505         158,880

Patrick J. Hopper...........   100,000  (b)    15.1%          0.59             7/16/10          32,528          80,119
                               150,000  (c)    22.6%          0.78             1/15/11          64,505         158,880

Michael Pepper..............    25,000  (b)     3.8%          0.59             7/16/10           8,132          20,030

Patrick J. Heron II.........    34,000  (b)     5.1%          0.59             7/16/10          11,060          27,240


----------------

      (a)   Fair market value of a share of Common Stock on the date of grant.

      (b) Options vest as follows: 33.3% vest on the date of grant, with an additional 33.3% of the total grant vesting on each anniversary of the date of grant.

      (c) As a result of the Tiffany Transaction these option grants immediately vested as of May 1, 2001.


                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values


                                                           Number of Securities           Value of Unexercised In-
                          Shares                          Underlying Unexercised             the-Money Options
                        Acquired on       Value         Options at Fiscal Year-End           at Fiscal Year-End
Name                   Exercise (#)   Realized ($)    Exercisable    Unexercisable      Exercisable     Unexercisable
----                   ------------   ------------    -----------    -------------      -----------     -------------

Robert L. Baumgardner       --              --          476,667          173,333          $ 385,600       $ 161,400

Patrick J. Hopper           --              --          316,667           33,333            219,500          27,000

Michael Pepper              --              --           36,667           38,333             22,100          19,650

Patrick J. Heron II         --              --           38,667           11,333             31,800           9,180

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

         In order to align stockholder and director interests, in 1992 the Board of Directors established the 1992 Non-Employee Directors' Nonqualified Stock Option Plan (the "1992 Option Plan"). Pursuant to the 1992 Option Plan, and effective through July 17, 2000, each eligible non-employee director automatically received an option to purchase 3,000 shares of Common Stock on the last day of the Company's fiscal year. All options granted pursuant to the 1992 Option Plan vest and are immediately exercisable upon grant. All options granted under the 1992 Option Plan have an exercise price equal to 100% of the fair market value of a share of Common Stock on the grant date. On July 17, 2000, the Board of Directors voted to amend the 1992 Option Plan to allow the Company to grant stock options to non-employee directors outside of the 1992 Option Plan.

         During fiscal 2000, the Company established the 2000 Stock Option and Incentive Plan (the "2000 Option Plan") which calls for an automatic grant of 5,000 options to purchase Common Stock to all non-employee directors on the last day of the Company's fiscal year. This provision supersedes, as of July 17, 2000, the automatic grant of options to directors provided for under the 1992 Option Plan and the 1992 Option Plan was amended accordingly. The exercise price of all options granted under the 2000 Option Plan is equal to the fair market value of a share of Common Stock on the date of the grant and must be exercised within ten years of the date of the grant. Effective May 26, 2001, then eligible directors each received an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $1.40, the fair market value of the Common Stock on May 25, 2001, the trading day immediately preceding May 26, 2001.

CONTRACTS WITH NAMED EXECUTIVE OFFICERS


         The following is a description of the employment contracts and arrangements with the Named Executive Officers.

         Mr. Baumgardner entered into an employment agreement with the Company effective as of August 17, 1999 and amended as of January 15, 2001 (the "Baumgardner Agreement"). Under the terms of the Baumgardner Agreement, Mr. Baumgardner will serve as the President and Chief Executive Officer of the Company for a two-year term. Mr. Baumgardner receives a base salary of $300,000 over each twelve-month period employed. Upon achievement of certain performance criteria, Mr. Baumgardner will be entitled to receive a bonus in an amount up to 75% of his base salary in each year. In addition, Mr. Baumgardner received additional compensation upon the inception of his employment in an aggregate amount equal to $125,000, payable in twelve monthly installments commencing on September 1, 1999. Mr. Baumgardner's employment may be terminated immediately by the Company for "cause" as defined in the Baumgardner Agreement. If Mr. Baumgardner's employment is terminated by the Company without cause, he is entitled to receive a lump sum payment equal to twelve months of base salary, plus any accrued but unpaid annual bonus which he has earned. On January 15, 2001, the Company and Mr. Baumgardner executed an amendment to his employment agreement relating to a change of control of the Company. Pursuant to the amended Baumgardner Agreement, if there is a Change of Control, as such term defined in the Baumgardner Agreement, Mr. Baumgardner is entitled to receive a lump sum payment equal to twelve months of base salary and any accrued but unpaid annual bonus which he has earned. The Tiffany Transaction did not trigger this provision of the contract. Mr. Baumgardner is also subject to certain non-competition provisions during the term of his employment. The Company and Mr. Baumgardner are currently discussing an extension of the Baumgardner Agreement and terms thereof.

         Mr. Hopper entered into an employment agreement with the Company effective as of June 7, 1999 and amended as of January 15, 2001 (the "Hopper Agreement"). Under the terms of the Hopper Agreement, Mr. Hopper served the Company as Vice President of Finance until July 2, 1999 and as Chief Financial Officer and Treasurer thereafter. The Hopper Agreement has a term of one year, automatically renewable for periods of one year, unless either party elects not to extend the term. Mr. Hopper receives an annual base salary of $200,000. Upon achievement of certain performance criteria, Mr. Hopper is entitled to receive a bonus in an amount of up to 37.5% of his base salary in each year. Mr. Hopper's employment may be terminated immediately by the Company for cause as defined in the Hopper Agreement. On January 15, 2001, the Company and Mr. Hopper executed an amendment to his employment agreement relating to a change of control of the Company. Pursuant to the amended Hopper Agreement, if there is a Change of Control of the Company, as such term is defined in the Hopper Agreement, then Mr. Hopper is entitled to receive a lump sum payment equal to twelve months of base salary and any accrued but unpaid annual bonus which he has earned. The Tiffany Transaction did not trigger this provision of the contract.

There are currently no employment agreements in effect between the Company and Michael Pepper or Patrick Heron.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           See "Certain Relationships and Related Transactions" below.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of August 1, 2001 with respect to beneficial ownership of Common Stock by (a) each stockholder who, to the Company's knowledge, is the beneficial owner of more than 5% of the outstanding Common Stock, (b) each director of the Company, (c) each Named Executive Officer, and (d) all directors and executive officers of the Company as a group. The percentages in the last column are based on 16,435,635 shares of Common Stock outstanding on August 1, 2001. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For purposes of this table, beneficial ownership is determined in accordance with federal securities laws and regulations. Persons shown in the table disclaim beneficial ownership of all securities not held by such persons directly and inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for purposes of Section 16 of the Exchange Act or any other purpose.


                                                         Number of
                                                         Shares of           Percentage of
                                                          Common              Outstanding
                                                          Stock                 Common
                  Name                                    Owned              Stock Owned
Tiffany & Co. International                          7,410,000 (a)(b)            45.1%
Jewelcor Management, Inc.                            1,982,692 (a)(c)            12.1%
Robert L. Baumgardner                                  476,667 (e)(f)             2.9%
Seymour Holtzman                                     1,982,692 (e)(f)(g)         12.1%
James E. Quinn                                           5,000 (e)(f)              *
Patrick B. Dorsey                                        5,000 (e)(f)              *
Patrick J. Hopper                                      316,667 (e)(f)             1.9%
Michael Pepper                                          58,202 (d)(e)(f)           *
Patrick J. Heron II                                     38,667 (e)(f)              *
All current directors and officers as a group        2,869,894 (g)(h)            17.5%


(a) Addresses are as follows: Tiffany & Co. International, 727 Fifth Avenue, New York, NY 10022; and Jewelcor Management, Inc., 100 N. Wilkes-Barre Blvd., Wilkes-Barre, Pennsylvania 18702.

(b) The information regarding the beneficial ownership of Common Stock by Tiffany & Co. International, was obtained from its statement on
      Schedule 13D, filed with the Commission on May 10, 2001. Such statement discloses that Tiffany & Co. International, and its parent company, Tiffany and Company. possess shared dispositive and voting power over 7,410,000 shares of Common Stock.

(c) The information regarding the beneficial ownership of Common Stock by Jewelcor Management, Inc. was obtained from its statement on Amendment No. 10 to Schedule 13D, filed with the Commission on June 18, 2001. Such statement discloses as follows: Jewelcor Management, Inc. possesses sole voting and dispositive power over 1,788,692 shares of Common Stock; Seymour Holtzman possesses sole voting and dispositive power over 133,000 shares of Common Stock; Seymour Holtzman and Steven Holtzman share voting and dispositive power over 48,000 shares of Common Stock; Trust f/b/o Allison Holtzman Garcia possesses sole voting and dispositive power over 10,000 shares of Common Stock for which Jewelcor Management, Inc. and Seymour Holtzman disclaim beneficial ownership; and Custodial Account f/b/o Chelsea Holtzman possesses sole voting and dispositive power over 3,000 shares of Common Stock for which Jewelcor Management, Inc. and Seymour Holtzman disclaim beneficial ownership.

(d) Includes 6,035 shares of Common Stock for which Michael Pepper possesses sole voting and dispositive power and 15,500 shares of Common Stock for which Michael Pepper and Brenda Pepper share voting and dispositive power.

(e) Includes shares of Common Stock which the directors and named officers have the right to acquire through the exercise of stock options within 60 days of August 31, 2001 as follows: Robert L. Baumgardner, 476,667; Seymour Holtzman, 233,000 of which 133,000 were issued to Seymour Holtzman and 100,000 were issued to Jewelcor Management, Inc. and deemed to be beneficially owned by Seymour Holtzman; James E. Quinn, 5,000; Patrick B. Dorsey, 5,000; Patrick J. Hopper, 316,667; Michael Pepper, 36,667; and Patrick J. Heron II, 38,667. Does not include shares of Common Stock which the directors and officers did not have the right to acquire through the exercise of options within 60 days of August 31, 2001 as follows: Robert
      L. Baumgardner, 173,333; Patrick J. Hopper, 33,333; Michael Pepper, 38,333; and Patrick J. Heron II, 11,333.

(f) Address is c/o Little Switzerland, Inc., 161-B Crown Bay, St. Thomas, U.S.V.I. 00802.

(g) The shares of Common Stock deemed to be beneficially owned by Seymour Holtzman include the shares beneficially owned by Jewelcor Management, Inc. See footnote (c) above.

(h) Includes or excludes, as the case may be, shares of Common Stock as indicated in the preceding footnotes.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         Seymour Holtzman, a Class III director and Chairman of the Board of the Company, is President, Chief Executive Officer and principal stockholder of Jewelcor Management, Inc. ("Jewelcor"), a 12.1% stockholder of the Company. In accordance with the Company's compensation policies for its outside directors, Mr. Holtzman was paid director's fees of $24,000 and was awarded 130,000 options to purchase the Company's common stock, in connection with his service on the Board of Directors during fiscal 2001. The Company also paid Mr. Holtzman a total of $5,000 plus expenses in connection with his attendance at meetings with prospective investors during the last fiscal year.

         On July 17, 2000, the Company issued 100,000 fully vested options to purchase Common Stock to Jewelcor, at an exercise price of $0.59 per share in consideration of certain agreed upon services. The Company recorded approximately $49,000 of selling, general and administrative expense, representing the estimated fair value of the options, in connection with this transaction.

         During fiscal 2001, the Company entered into a consulting agreement (the "Consulting Agreement") with Jewelcor for services for its assistance in developing and implementing a strategic plan for the Company and for other related consulting services as agreed upon between Jewelcor and the Company. As compensation for these services, Jewelcor received 307,692 shares of the Company's Common Stock in lieu of a cash payment of $240,000. The amount of shares issued to Jewelcor was determined by dividing $240,000 by the Company's closing stock price on January 15, 2001. The Consulting Agreement also provides that the Company will reimburse Jewelcor for actual and direct out-of-pocket expenses and receive a transaction fee upon the consummation of a "Transaction" as defined in the agreement. On May 1, 2001, in connection with the Tiffany Transaction (as described more fully in Note 11 of the accompanying Notes to Consolidated Financial Statements), the Company terminated the Consulting Agreement with Jewelcor. Jewelcor was reimbursed $49,132 of expenses in connection with the Tiffany Transaction and waived its rights to any transaction fee in respect of the Tiffany Transaction.

         On May 1, 2001, the Company entered into several related loan and security agreements with Tiffany and Company ("Tiffany"), the parent company of Tiffany & Co. International ("Tiffany International"), a 45% stockholder of the Company, for a $2.5 million credit facility through April 20, 2006. At May 26, 2001, the Company had utilized $2.5 million of this facility. See
Item 7 Management's Discussion and Analysis,
"Liquidity and Capital Resources" for further discussion.

         In connection with the consummation of the transaction with Tiffany, the Company retained the investment banking firm of Ryan, Beck & Co., LLC ("Ryan Beck") to render a fairness opinion to the Board of Directors of the terms of the transaction, from a financial point of view. The Company paid Ryan Beck a fee in the amount of $112,500, plus expenses. Peter McMullin, a member of the Board of Directors of the Company until April 30, 2001, is also an officer of Ryan Beck. In addition, in the ordinary course of business as a broker-dealer, Ryan Beck may actively trade equity securities of the Company for its own account and the account of its customers. The Company believes the fee paid was equivalent to similar fees charged by unrelated parties for equivalent services.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)   DOCUMENTS FILED AS A PART OF THIS REPORT.

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

(b)   REPORTS ON FORM 8-K.

            The Company did not file any Current Reports on Form 8-K during the three month period ended May 26, 2001.

(c)   EXHIBITS.

            The index to exhibits appears on the page immediately following the signature pages of this report.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 6th day of September, 2001.

                                     LITTLE SWITZERLAND, INC.


                                     By: /s/ Robert L. Baumgardner
                                         --------------------------------------
                                         Robert L. Baumgardner
                                         Chief Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of September 6, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                             Title


/s/ Robert L. Baumgardner              Chief Executive Officer
------------------------------         and Director (Principal Executive
Robert L. Baumgardner                  Officer)



/s/ Seymour Holtzman                   Director
------------------------------
Seymour Holtzman


/s/ Patrick B. Dorsey                  Director
------------------------------
Patrick B. Dorsey


/s/ James E. Quinn                     Director
------------------------------
James E. Quinn


/s/ Patrick J. Hopper                  Chief Financial Officer,
------------------------------         Executive Vice President and
Patrick J. Hopper                      Treasurer (Principal Financial
                                       and Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit

Number                               Exhibit

(3)   Articles of Incorporation and By-Laws

3.1   The Amended and Restated Certificate of Incorporation of the Company. (1)

3.2   The Second Amended and Restated By-Laws of the Company. (2)

(10)  Material Contracts

10.1  The Little Switzerland, Inc. 1991 Stock Option Plan. (1)

10.2  The Little Switzerland, Inc. 1992 Employee Stock Purchase Plan. (3)

10.3 The Little Switzerland, Inc. 1992 Non-Employee Directors' Nonqualified Stock Option Plan. (4)

10.4 Stock Purchase Agreement, dated as of May 1, 2001, between Tiffany & Co. International and the Company. (5)

10.5 Stockholder Agreement, dated as of May 1, 2001, between Tiffany & Co. International, Jewelcor Management, Inc., Seymour Holtzman and the Company. (5)

10.6 Registration Rights Agreement, dated as of May 1, 2001, between Tiffany & Co. International and the Company. (5)

10.7 Investor's Rights Agreement, dated as of May 1, 2001, between Jewelcor Management, Inc. and the Company. (5)

10.8 Loan Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company and The Chase Manhattan Bank. (6)

10.9 Loan Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company and The Chase Manhattan Bank. (6)

10.10 Loan Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, and The Chase Manhattan Bank. (6)

10.11 Security Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company and The Chase Manhattan Bank. (6)

10.12 Security Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company and The Chase Manhattan Bank. (6)

10.13 Security Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company and The Chase Manhattan Bank. (6)

10.14 Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Wholesale, Inc. and the Company in favor of The Chase Manhattan Bank. (6)

10.15 Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Holding (USA), Inc. and the Company in favor of The Chase Manhattan Bank. (6)

10.16 Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Holding, Inc. and the Company in favor of The Chase Manhattan Bank. (6)

10.17 Loan Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company, and Tiffany and Company. (6)

10.18 Loan Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S. Wholesale, Inc., and Tiffany and Company. (6)

10.19 Loan Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Company. (6)

10.20 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company and Tiffany and Company. (6)

10.21 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Company. (6)

10.22 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Company. (6)

10.23 Employment Agreement, dated as of August 17, 1999, between Robert L. Baumgardner and the Company (the "Baumgardner Agreement"). (7)

10.24 Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company (the "Hopper Agreement"). (7)

10.25 Amendment No. 1 to the Baumgardner Agreement, dated as of January 15, 2001. (8)

10.26 Amendment No. 1 to the Hopper Agreement, dated as of January 15, 2001. (8)

10.27 The Little Switzerland, Inc., 2000 Stock Option Plan. (8)

10.28 Employment Agreement, dated as of September 1, 1999, between Patrick Heron II and the Company. (8)

(21) Subsidiaries of Registrant: A list of subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Annual Report on Form 10-K/A for the year ended May 31, 1997.

(23.1) Consent of PricewaterhousCoopers LLP.

(23.2) Consent of Arthur Andersen LLP.

----------
(1) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Commission on July 10, 1992 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on April 11, 2000 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K, filed with the Commission on May 29, 1992 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Annual Report on 10-K, filed with the Commission on May 26, 1993 and hereby incorporated by reference thereto.

(5) Filed as an exhibit to Tiffany & Co.'s Schedule 13D, filed with the Commission on May 10, 2001 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 30, 2001 and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1999, filed with the Commission on September 17, 1999 and hereby incorporated by reference thereto.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on April 10, 2001 and hereby incorporated by reference thereto.