Form 10-Q
period 2001-08-25
LITTLE SWITZERLAND INC/DE
filed 2001-10-09
CIK 875523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 25, 2001.

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

At September 30, 2001, 16,526,070 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of August 25, 2001
            (unaudited) and May 26, 2001                                      3

            Consolidated Statements of Operations (unaudited) for
            the three months ended August 25, 2001 and
            August 26, 2000                                                   4

            Consolidated Statements of Cash Flows (unaudited)
            for the three months ended August 25, 2001 and
            August 26, 2000                                                   5

            Notes to Consolidated Financial Statements (unaudited)            7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              12

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                      16



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                17

Item 6.     Exhibits and Reports of Form 8-K                                 17

SIGNATURES                                                                   18

EXHIBIT INDEX                                                                19

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS                                                   August 25,    May 26,
                                                           2001         2001

                                                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents.......................     $   1,262    $   1,467
    Accounts receivable, net........................           959          806
    Inventory.......................................        36,932       35,424
    Prepaid expenses................................           711          324
                                                         ---------    ---------
    Total current assets............................        39,864       38,021

Property and equipment, at cost.....................        24,238       23,739
      Less:  Accumulated depreciation...............        17,435       16,970
                                                         ---------    ---------
    Property and equipment, net.....................         6,803        6,769

OTHER ASSETS........................................           660          543
                                                         ---------    ---------

TOTAL ASSETS........................................     $  47,327    $  45,333
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt.................................     $   2,800    $      --
    Accounts payable................................        12,170       11,714
    Accrued income taxes............................         1,624        1,678
    Other accrued expenses..........................         3,642        3,514
                                                         ---------    ---------
      Total current liabilities.....................        20,236       16,906

NOTES PAYABLE, net of unamortized discount..........         1,568        1,522

LONG-TERM DEBT......................................         2,500        2,500

OTHER NON-CURRENT LIABILITIES.......................         1,134        1,116
                                                         ---------    ---------
   Total liabilities                                        25,438       22,044

COMMITMENTS AND CONTINGENCIES (Note 9)                          --           --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value -
      Authorized - 5,000 shares
      Issued and outstanding - none.................            --           --
Common stock, $.01 par value -
      Authorized - 20,000 shares Issued and
      outstanding - 16,497 and 16,436 shares
      at August 25, 2001 and May 26, 2001,
      respectively..................................           165          165
Paid In Capital.....................................        26,827       26,681
Accumulated Deficit.................................        (5,103)      (3,557)
                                                         ---------    ---------
          Total stockholders' equity................        21,889       23,289
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........     $  47,327    $  45,333
                                                         =========    =========


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)






                                                        THREE MONTHS ENDED

                                                   --------------------------
                                                      August 25,    August 26,
                                                         2001          2000
                                                   ------------    ------------
Net Sales .........................                  $ 13,297      $  9,959
Cost of Sales .....................                     7,228         5,510
                                                     ---------     ---------
Gross Profit ......................                     6,069         4,449

Selling, General and Administrative
Expenses...........................                     7,434         6,100
                                                     ---------     ---------

Operating Loss ....................                    (1,365)       (1,651)

Interest Expense, net .............                       131           284
                                                     ---------    ---------

Loss before income taxes ..........                    (1,496)       (1,935)

Provision for Income Taxes ........                        50            50
                                                     ---------     ---------

NET LOSS ..........................                    (1,546)       (1,985)
                                                     ---------     ---------

BASIC AND DILUTED LOSS Per Share ..                    ($ .09)       ($ .23)
                                                     =========     =========


WEIGHTED AVERAGE SHARES OUTSTANDING:

         Basic                                         16,474         8,635
                                                     =========     =========

         Diluted                                       16,474         8,635
                                                     =========     =========




         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                For the three months ended
                                                                 August 25,      August 26,
                                                                    2001            2000
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (1,546)       $ (1,985)
   Adjustments to reconcile net loss to net
     cash used in operating activities --
     Depreciation                                                    465             443
     Amortization of discount on note payable                         46              --
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                     (193)             92
     Increase in inventory                                        (1,508)            (80)
     Increase in prepaid expenses                                   (387)           (783)
     Increase in other assets                                       (117)           (100)
     Increase (decrease) in accounts payable                         496          (1,086)
     Increase in other accrued expenses                              236             535
     Decrease in accrued income taxes                                (54)             (2)
     Increase in other non-current liabilities                        18               --
                                                                ---------       ----------

   Net cash used in operating activities                          (2,544)          (2,966)
                                                                ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (499)             (75)
   Proceeds from sale of certain assets                               --            3,442
                                                                ---------       ----------

   Net cash (used in) provided by investing
      activities                                                    (499)           3,367
                                                                ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt                                   2,800               --
   Proceeds from issuance of common stock                             38                2
   Purchase of subsidiary preferred stock                             --             (300)
                                                                ---------       ----------

     Net cash provided by (used in) financing
        activities                                                 2,838             (298)
                                                                ---------       ----------

     Net (decrease) increase in cash and cash
        equivalents                                                 (205)             103

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,467              959
                                                                ---------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  1,262        $   1,062
                                                                =========       ==========

CASH PAID DURING THE PERIOD FOR:

   Interest                                                     $     77        $     285

   Income Taxes                                                 $    104        $      52


NON-CASH FINANCING ACTIVITIES:

   Paid-in capital related to purchase of
     subsidiary preferred stock                                 $     --        $   1,319


   Paid-in capital related to issuance of
     restricted stock                                           $    128        $      --



            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       MANAGEMENT'S PLANS AND LIQUIDITY

         Little Switzerland, Inc. ("Little Switzerland" or the "Company") has incurred both operating losses and negative cash flows from operations amounting to $1.5 million and $2.5 million for the three month period ended August 25, 2001 and $2.0 million and $3.0 million for the corresponding period last year. As of August 25, 2001 and May 26, 2001, the Company has an accumulated deficit of $5.1 million and 3.6 million, respectively. The Company has recently taken certain initiatives to improve its financial condition and ongoing operations. During fiscal 2001, the Company entered into an arrangement with Tiffany and Company ("Tiffany") and its affiliate, Tiffany & Co. International ("Tiffany International") (collectively, the "Tiffany Transaction") resulting in approximately $8.7 million in net equity proceeds and a $2.5 million line of credit scheduled to expire on April 30, 2006. The Company reduced and refinanced its credit facility with The Chase Manhattan Bank ("Chase") to $3.75 million and the Company has obtained a commitment from Chase to extend this facility through November 30, 2002. Operationally, in prior fiscal years 2001 and 2000, the Company eliminated certain redundant and underperforming locations and has recently begun to re-build its existing store base through improved merchandise selection and store management.

         Management's financing and operating plans for fiscal 2002 include: (1) enhancing sales performance through improving merchandise mix, selected price increases, reducing point of sale discounts, and improving product knowledge and sales training for its staff, (2) managing its operating costs to anticipated revenue levels, eliminating marketing programs which have not supported sales growth plans and reducing its corporate overhead costs, (3) selected store expansions and new locations in cruise line markets where the Company either has a very limited presence, or no presence at all, and (4) replacing its Chase credit facility with a long-term facility on more favorable terms. Management can provide no assurance that its plans will be successful. Management believes the Company's working capital and existing credit facilities will be sufficient to fund its operations for the current fiscal year. If the Company is unable to achieve its plans, it may be required to seek additional equity or debt financing during the year, and there is no assurance that such capital or financing will be available to the Company or on terms acceptable to the Company.


2.     CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. and its wholly owned subsidiaries, L.S. Holding, Inc. and L.S. Wholesale, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments necessary (which are of a normal recurring nature) to present fairly the Company's financial position as of August 25, 2001 and the results of its operations and cash flows for the fiscal three months ended August 25, 2001 and August 26, 2000. The consolidated balance sheet data from May 26,
2001 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in conjunction with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

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


4.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 and 142, "Business Combinations" ("SFAS 141") and "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001,
(2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

         SFAS 142 supersedes APB 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

         The Company does not expect that the adoption of SFAS 141 or SFAS 142 will have a material impact on its financial statements, results of operations or cash flows.

         The FASB has recently issued SFAS 143, "Asset Retirement Obligations" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company is presently evaluating the impact of these new pronouncements.


5.       COMPREHENSIVE INCOME

         Comprehensive loss/income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive loss is equal to the net loss for the periods ended August 25, 2001 and August 26, 2000.


6.       STORE OPERATIONS

         In fiscal 2001, the Company opened one new store in Skagway, Alaska and one new store in Ketchikan, Alaska. Both stores are currently operating under short-term leases for six months and twelve months, respectively. The Company will evaluate the performance of these new stores to determine if a long-term commitment in these locations is warranted.

         On June 12, 2001, the Company completed a transaction with Colombian Emeralds, Inc. ("CEI") to sublet CEI's Key West, Florida store and acquire the furniture and fixtures therein, and assume the lease of CEI's former Perfect Time store adjacent to the Company's flagship store on Main Street in St. Thomas, USVI. The Company paid Colombian Emeralds $350,000 in connection with the foregoing transaction. The Key West store is a 4,100 sq. ft. location, which will operate as a clearance center until mid-November when it is planned that the store will re-open with some of Little Switzerland's finest timepieces as well as jewelry from renowned European and American designers.

         On July 31, 2001, the Company made the decision not to renew its lease at its Gift Market store in St. Thomas and will vacate this location on or before May 31, 2002. With the recent expansion of the Company's flagship store on Main Street in St. Thomas, the Company has successfully provided many of the large brands sold in the Gift Market store with Main Street frontage not available at the Gift Market location. The Company will continue to look for opportunities to continue to give china and crystal suppliers better positioning in existing stores as well as new locations.


7.     CREDIT ARRANGEMENTS

         The Company maintains a senior collateralized credit facility with Chase, which allows the Company to borrow up to $3.75 million, through June 1, 2002, at an interest rate of 3% per annum above LIBOR. Interest is payable monthly and full principal and interest are due on or before June 1, 2002. The credit facility is collateralized by substantially all of the Company's assets, including the Company's U.S. based inventory, the pledge of the stock of the Company's foreign subsidiaries, and a first priority leasehold mortgage over the building occupied by the Company as its headquarters and main warehouse. The Company also issued to Chase 50,000 warrants (as adjusted for dilution) to purchase one share of common stock at an exercise price of $1 per share until the expiration date on February 28, 2003. As of August 25, 2001 and May 26, 2001, the Company had utilized $2.8 million and $0 of this facility, respectively, and no warrants had been exercised.

         On September 4, 2001, the Company and Chase entered into an agreement pursuant to which the Company, at its option and subject to the satisfaction of certain conditions, may extend its credit facility with Chase for an additional six months beyond its current maturity date of June 1, 2002. If on such date the Company has not obtained alternative financing, Chase will be required to extend the facility through November 30, 2002, provided the Company is not in violation of any provision of the existing facility agreement and the Company pays an additional fee and an increased interest rate during the extension term. The Company will seek to obtain alternative financing prior to the current June 1, 2002 maturity date. Should such alternative financing not be obtained, the Company intends to exercise this extension if necessary.

         The Company also maintains a credit facility with Tiffany, which allows the Company to borrow up to $2.5 million at an interest rate of 3% per annum above LIBOR. Interest is payable semi-annually on January 31st and July 31st of each calendar year with principal and unpaid interest due on or before April 30, 2006. The facility is collateralized by a subordinated interest in the Company's U.S. based inventory, as well as the pledge of the stock of the Company's foreign subsidiaries. As of August 25, 2001 and May 26, 2001, the Company had utilized $2.5 million of this facility.

         In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod Diamonds Ltd. ("Almod") which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing note, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert its preferred shares and/or its Class B Common Shares, when and if acquired, in the Company's Barbados subsidiary into common stock at a rate of one for one, or repurchase all or some Class A Common Shares of the Company's Barbados subsidiary, at a price of $1 per share. As of August 25, 2001, Almod had not acquired the preferred shares or Class B Common Shares in the Company's Barbados subsidiary because applicable governmental approval had not yet been obtained. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $46,235 has been amortized to expense in the three months ended August 25, 2001.

8.     EARNINGS PER SHARE

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

                                                          Three Months Ended
                                                        August 25,    August 26,
                                                           2001             2000
                                                        ----------    ----------

Weighted average number of shares used in basic
    earnings per share calculation                         16,474         8,635

Dilutive effects of options and warrants                       --            --

                                                        ----------    ----------
Weighted average number of shares used in diluted
    earnings per share calculation                         16,474         8,635
                                                        ==========    ==========

Shares under and outside of option plans and warrants
    excluded in computation of diluted earnings per
    share due to antidilutive effects                       1,801         1,015
                                                        ==========    ==========


         The Company's calculation of dilutive earnings per share exclude the effect of outstanding options and warrants that are anti-dilutive due to the Company's net loss.


9.      COMMITMENTS AND CONTINGENCIES

         CLASS ACTION LAWSUIT

         On May 14, 2001, a memorandum of understanding (the "MOU") was executed which sets forth an agreement in principle of the terms of settlement with respect to the class action complaint filed on March 22, 1999, in the United States District Court for the District of Delaware (Civil Action No. 99-176) against the Company, certain of its former officers and directors, Destination Retail Holdings Corporation ("DRHC") and Stephen G.E. Crane. The original complaint alleged that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the proposed merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. Under the terms of the MOU, none of the defendants have admitted any wrongdoing. If the terms of settlement described in the MOU are approved by the court and holders of a certain agreed upon number of shares held by the putative class do not opt out of the proposed settlement, the case will be dismissed. The settlement amount payable in accordance with the terms of the MOU is estimated at $1.0 million and will be paid from the proceeds of existing insurance coverage. There can be no assurance that the case will be settled as contemplated by the MOU.

         The Company is also party to other various pending litigation, claims, assessments and proceedings in the ordinary course of business. In the opinion of the management of the Company, these suits and claims should not have a material adverse effect on the Company's financial position, results of operations or cash flows.


10.      ALMOD TRANSACTION

         During fiscal 2001, the Company engaged in negotiations with Almod regarding various transactions, including the sale of the Company's Barbados subsidiary, World Gift Imports ("WGI"). Due to various issues encountered during the negotiations with Almod regarding the potential sale of the Company's operations in Barbados, the parties agreed in lieu of the sale of WGI to Almod, the Company would restructure the capital of this subsidiary. The final arrangement resulted in the Company continuing to own this Barbados subsidiary with Diamonds International Ltd. ("DI"), a subsidiary of Almod, offered a minority interest in WGI pending government approval of the proposed changes in this subsidiary's bylaws which was received on June 21, 2001. As of August 25, 2001, Almod had not received government approval to fund the purchase price to DI and consequently, the purchase price had not been remitted to the Company. Accordingly, no minority interest in WGI has been recognized. WGI has agreed to pay profit share in the amount of $1.5 million by December 31, 2005, and/or enable the store located in the Port Terminal in Barbados (the "Port store"), currently operated by DI, to share in its net operating tax loss carry-forwards ("NOL's"). If at such date, WGI has not paid this amount of profit sharing to DI, or DI has not received an equivalent tax benefit in excess of $0.7 million, DI's remedies include converting their shares of WGI, when and if acquired, for a controlling interest of this subsidiary.

     As part of the overall Barbados transaction, the Company's Barbados subsidiary and DI entered into a Management Agreement, which provides for DI to manage the Port store, and retain all profits associated with such store as a management fee. The Company does not include any results from the operation of the Port store in its consolidated financial statements as of the execution of the management agreement. The profits generated from the Port store are entitled to share in the subsidiary's NOL's and the use of such NOL's can be credited towards the profit sharing obligation of WGI as described above.

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

         The future operating results and performance trends of the Company may be affected by a number of factors, including but not limited to the Company's ability to obtain financing to pay off its existing indebtedness to Chase and fund its working capital needs, the Company's relationship with its existing lenders, the volume of tourism in the Company's markets, the Company's relationships with its suppliers, the Company's ability to expand and add new product lines, weather in the Company's markets, and economic conditions that affect the buying patterns of the Company's core customer base. In addition to the foregoing, the Company's actual future results could differ materially from forward-looking statements as a result of the risk factors set forth below and changes in general economic conditions and interest and exchange rates.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 25, 2001

GENERAL

         Little Switzerland, Inc. is a leading specialty retailer of brand name watches, jewelry, crystal, china and accessories, operating 19 stores on five Caribbean islands, Florida and Alaska. The Company's primary market consists of vacationing tourists attracted by free-port pricing, duty-free allowances and a wide variety of high quality merchandise.

RECENT DEVELOPMENTS

         With the recent horrific terrorist attacks in New York and Washington, D.C., on September 11, 2001, the Company has experienced a reduction in sales as well as a decline in margin over last year, beginning with the second half of September. Sales for the period of August 25, 2001 through October 8, 2001 increased approximately 9% over the prior year for all stores while comparable stores over this same period decreased 4% and was accompanied by a decline in margin due to the Company's decision to drive cashflow. Sales for the period of September 11, 2001 through present are down approximately 12% from the prior year for all stores and 23% for comparable stores. The Company currently is experiencing better results in markets that are more geared toward the cruise industry and has experienced larger drops in hotel driven islands. The Company is monitoring this situation closely and implementing expense reductions coupled with new sales initiatives. The Company is also optimistic that the recent announcements by major cruise lines to re-position ships into the Caribbean, beginning in late October, will positively impact traffic in the Company's stores.

NET SALES

         Net sales for the three-month period ended August 25, 2001, were $13.3 million, a 33.5% increase from net sales of $10.0 million for the corresponding period last year. Net sales for comparable stores increased approximately 22.4% for the quarter ended August 25, 2001 compared to the corresponding period last year.

         The first quarter sales performance met management's expectations despite a slow start in June, the first month of the quarter. The Company is particularly pleased with the strong performance in the Alaska market, which generated a 48% comparable sales increase over the corresponding period last year. The growth of the Alaska market, expansion of the Company's flagship store in St. Thomas and better replenishment of merchandise, helped produce strong results in the first quarter despite an overall weakness in the U.S. business environment. Finally, the Company's new location in Key West, Florida opened in early August and sold approximately $250,000 of aged merchandise in the quarter.

GROSS PROFIT

         Gross profit as a percentage of net sales was 45.6% for the three month period ended August 25, 2001, compared to 44.7% for the respective period last year. Management attributes this margin improvement to opportune price increases, better focus on gift with purchase promotions and improved product flow in the quarter of best sellers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") for the three months ended August 25, 2001 were $7.4 million, or approximately 55.9% of net sales, compared to $6.1 million, or approximately 61.3% of net sales for the corresponding period last year. This decrease in SG&A expenses as a percentage of sales was achieved despite the added costs incurred to open the new Key West store as well as incremental expenses associated with an increased presence in the Alaska market. The Company terminated its participation in the port lecturer program offered by cruise lines, which reduced advertising costs. The Company intends to remain off this program under its current form and will re-deploy a percentage of the marketing dollars saved to other incentives over the balance of the year. Finally, the Company also renegotiated its insurance program resulting in a significant reduction of premiums beginning in July 2001.

INTEREST EXPENSE

         Net interest expense for the three months ended August 25, 2001 was $131,000 compared to $284,000 for the corresponding period last year. The decrease in net interest expense reflects the reduced levels of borrowings and reduced average borrowing rates compared to the corresponding period last year. Included in interest expense for the three month period ended August 25, 2001, is $46,235 of amortization attributable to note payable discount.

NET LOSS

         The Company reported a 22.1% reduction in net loss or a net loss of $1.55 million for the three month period ended August 25, 2001, compared to a net loss of $2.0 million for the corresponding period last year.

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

         After operating under default under a forbearance agreement with its historical lenders, the Company refinanced that indebtedness with the proceeds from the transaction with Tiffany and Company, and its affiliate, Tiffany & Co. International (collectively "Tiffany") which resulted in the Company receiving approximately $8.7 million in equity, net of associated expenses, and a $2.5 million revolving credit facility from Tiffany. As a result of the refinancing, the Company was also able to negotiate a new revolving $3.75 million credit facility with The Chase Manhattan Bank ("Chase"), who was a lender under the prior loan agreements.

         As of August 25, 2001, the Company had utilized $2.8 million of the Chase facility and $2.5 million of the facility with Tiffany. The revolving credit facility with Chase matures in June 2002, and is subject to extension, at the Company's option, to November 30, 2002 if certain conditions are satisfied by the Company. This facility bears interest at LIBOR plus 3% and is collateralized by the U.S. based inventory and stock of the Company's foreign subsidiaries. The Company also agreed to issue to Chase 50,000 currently exercisable warrants expiring in February 2003. Each warrant represents the right to purchase one share of common stock at an exercise price of $1 per share. The Tiffany facility bears interest at LIBOR plus 3%, matures in April 2006 and is subordinated to the Chase facility.

         In addition to the above credit facilities, in November 2000, the Company completed a transaction with Almod Diamonds Limited ("Almod") relating to the restructuring of its Barbados operations, which resulted in the Company receiving $2.0 million of proceeds from a $2.0 million, non-interest bearing note payable to Almod, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings and resulted in $570,000 of original issue discount, of which $432,000 remained unamortized as of August 25, 2001.

         Outstanding borrowings against collateralized credit arrangements totaled $6.9 million and $4.0 million, net of unamortized discount, at August 25, 2001 and May 26, 2001, respectively. The weighted average interest rates incurred during fiscal 2001, 2000, and 1999 were approximately 10.9%, 9.6% and 8.4%, respectively.

         Capital expenditures were approximately $0.5 million for the three months ended August 25, 2001, compared to $0.1 million for the corresponding period last year.


NEW ACCOUNTING PRONOUNCEMENTS

         In July 2000, the FASB issued SFAS 141 and 142, "Business Combinations" ("SFAS 141") and "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by SFAS 141 are (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

         SFAS 142 supersedes APB 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e. post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting until level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

         The Company does not expect that the adoption of SFAS 141 or SFAS 142 will have a material impact on its financial statements, results of operations or cash flows.

         The FASB has recently issued SFAS 143, "Asset Retirement Obligations" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company is presently evaluating the impact of these new pronouncements.


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

       The Company Has Had Substantial Operating Losses in Recent Fiscal Years

         The Company has had substantial operating losses in its recent fiscal years. For the fiscal years ended May 26, 2001, May 27, 2000 and May 29, 1999, the Company's net losses were $7.6 million, $15.5 million and $11.1 million, respectively. If the Company is unable to generate sufficient revenue from operations to cover its costs, its business, financial condition and results of operations will be materially and adversely affected.

       The Company May Need Additional Financing

         The Company requires additional capital to finance its growth and working capital needs. The Company can provide no assurance that it will obtain additional financing sufficient to meet its future needs on commercially reasonable terms or otherwise.

       Short-Term Risk of Disruption in Tourism

         Due to the events of September 11, 2001 and widespread concern about continuing terrorist acts directed against United States citizens, transportation facilities and assets, a substantial risk exists that significantly lower numbers of tourists will be willing to fly or travel on cruise ships during the 2001/2002 tourist season. Should this occur, it will have a significantly negative effect on the Company's sales and cash flows and will result in greater losses and difficulties in obtaining financing.

       There May Be Limited Liquidity in the Company's Common Stock and Its Price May Be Subject to Fluctuation

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

       The Company's Business Depends on Tourism

         The Company's revenues depend upon tourism in the Caribbean, Alaska and Florida. During periods of economic slowdown, armed conflict or actions by terrorists, fewer tourists may travel to these destinations and those who do may make fewer purchases of luxury items. Tourist travel to these destinations depends upon the development of cruise ship, airline and hotel operations, the continued attractiveness of the Caribbean, Alaska and Florida compared to other leisure travel destinations and the efforts of local governments to promote tourism. Other factors such as poor weather, airline strikes, political and economic instability in the Caribbean and the availability of duty-free shopping could also affect tourism.

       The Company Depends on Its Relationships with Its Suppliers

         The Company's relationships with its merchandise suppliers are an important factor in its business and have allowed the Company to become the exclusive retailer of certain brands of merchandise in its Caribbean, Alaskan and Florida markets. However, the Company does not have binding written agreements with most of its suppliers, so it can provide no assurance that it will remain the exclusive retailer for certain brands or that it will not lose the right to market certain brands altogether.

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

       Competition May Adversely Affect the Company's Business

         Competition for tourist dollars is intense. The Company's ability to attract customers depends in large part on the location and appearance of its stores, its selection of products and pricing. The Company also competes with stores selling similar products in the United States or in other markets from which tourists have traveled.

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

       Certain Provisions of Delaware Law May Affect the Price of the Company's Common Stock

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

       SEC Rules Concerning Sales of Low-Priced Securities May Hinder Re-Sales of the Company's Common Stock

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





ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's credit facilities have variable interest rates which fluctuate with established market rates. The Company does not believe that such fluctuations will have a material adverse effect on the Company's operations.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

         Incorporated by reference from Note 9 of the Notes to Consolidated Financial Statements included in Part I of this report.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.

            (a)   Exhibits:

                   The index to exhibits appears on the page immediately following the signature page of this report.

            (b)   Reports on Form 8-K during the quarter ended August 25, 2001:

                  On May 30, 2001, the Company filed a Current Report on Form 8-K disclosing that the Company sold a 45% equity interest to Tiffany & Co. International, Inc., an affiliate of Tiffany and Company.

                  On June 1, 2001, the Company filed a Current Report on Form 8-K disclosing that as a result of the transaction with Tiffany & Co. International, it dismissed its then current independent accountants, Arthur Andersen LLP, and appointed PricewaterhouseCoopers LLP as its independent accountants.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LITTLE SWITZERLAND, INC.


Date: October 9, 2001                 By:   /s/ Patrick J. Hopper
                                          --------------------------------------
                                          Patrick J. Hopper
                                          Chief Financial Officer,
                                          Vice President and Treasurer
                                          Authorized Officer and Principal
                                          Financial and Accounting Officer

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

10.14    Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Wholesale, Inc. and the Company in favor of The Chase Manhattan Bank. (6)

10.15    Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Holding (USA), Inc. and the Company in favor of The Chase Manhattan  Bank. (6)

10.16    Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Holding, Inc. and the Company in favor of The Chase Manhattan Bank.  (6)

10.17    Loan Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company, and Tiffany and Company  (6)

10.18    Loan Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S.
         Wholesale, Inc., and Tiffany and Company (6)

10.19    Loan Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale,
         Inc. and Tiffany and Company  (6)

10.20    Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company and Tiffany and Company  (6)

10.21    Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding (USA),
         Inc.,  the Company, L.S. Wholesale, Inc. and Tiffany and Company (6)

10.22    Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the
         Company, L.S. Wholesale, Inc. and Tiffany and Company  (6)

10.23    Employment Agreement, dated as of August 17, 1999, between Robert L. Baumgardner and the
         Company (the "Baumgardner Agreement").  (7)

10.24    Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company
         (the "Hopper Agreement").  (7)

10.25    Amendment No. 1 to the Baumgardner Agreement, dated as of January 15, 2001. (8)

10.26    Amendment No. 1 to the Hopper Agreement, dated as of January 15, 2001.  (8)

10.27    The Little Switzerland, Inc., 2000 Stock Option Plan.  (8)

10.28    Employment Agreement, dated as of September 1, 1999, between Patrick Heron II and the Company.  (8)

(16)     Letter re Change in Certifying Accountant.

16.1     Letter dated May 31, 2001 from Arthur Andersen LLP addressed to the
         Securities and Exchange Commission. (9)

---------------------------

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

(9) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 1, 2001 and hereby incorporated by reference thereto.