Form 10-Q
period 2001-11-24
LITTLE SWITZERLAND INC/DE
filed 2002-01-07
CIK 875523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended November 24, 2001.

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

At December 31, 2001, 16,526,070 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

         Consolidated Balance Sheets as of November 24, 2001
          (unaudited) and May 26, 2001                                         3

         Consolidated Statements of Operations (unaudited) for
          the three and six months ended November 24, 2001 and
          November 25, 2000                                                    4

         Consolidated Statements of Cash Flows (unaudited) for the six months
          ended November 24, 2001 and November 25, 2000                        5

         Notes to Consolidated Financial Statements (unaudited)                6


Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11

Item 3.     Quantitative and Qualitative Disclosures about
               Market Risk                                                    13


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 14

Item 6.     Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             NOVEMBER 24,    MAY 26,
ASSETS                                                          2001         2001
                                                             (Unaudited)
                                                               --------    --------
CURRENT ASSETS:
     Cash and cash equivalents .............................   $  1,290    $  1,467
     Accounts receivable, less allowances of $66 and $115 ..      1,145         806
     Inventory .............................................     33,122      35,424
     Prepaid expenses ......................................        552         324
                                                               --------    --------
     Total current assets ..................................     36,109      38,021
                                                               --------    --------

Property and equipment, at cost ............................     24,397      23,739
         Less: Accumulated depreciation ....................     17,918      16,970
                                                               --------    --------

     Property and equipment, net ...........................      6,479       6,769

OTHER ASSETS ...............................................        665         543
                                                               --------    --------

TOTAL ASSETS ...............................................   $ 43,253    $ 45,333
                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABLITIES:
     Short-term debt .......................................   $  3,650    $     --
     Accounts payable ......................................      9,938      11,714
     Accrued income taxes ..................................      1,674       1,678
     Other accrued expenses ................................      3,221       3,514
                                                               --------    --------
                Total current liabilities ..................     18,483      16,906

NOTE PAYABLE, net of unamortized discount ..................      1,615       1,522

LONG-TERM DEBT .............................................      2,500       2,500

OTHER NON-CURRENT LIABILITIES ..............................      1,150       1,116

                                                               --------    --------
 Total liabilities .........................................     23,748      22,044
                                                               --------    --------

COMMITMENTS AND CONTINGENCIES (Note 9) .....................         --          --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized - 5,000 shares
         Issued and outstanding - none .....................         --          --
Common stock, $.01 par value -
         Authorized - 20,000 shares
         Issued and outstanding - 16,526 and 16,436 shares
         at November 24, 2001 and May 26, 2001, respectively        165         165
Paid In Capital ............................................     26,841      26,681
Accumulated deficit ........................................     (7,501)     (3,557)
                                                               --------    --------
                Total stockholders' equity .................     19,505      23,289
                                                               --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 43,253    $ 45,333
                                                               ========    ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -----------------------       -----------------------
                                                 November 24,   November 25,   November 24,   November 25,
                                                    2001           2000           2001           2000
                                                  --------       --------       --------       --------
Net Sales ..................................      $ 11,158       $ 11,356       $ 24,455       $ 21,315

Cost of Sales ..............................         6,466          6,421         13,694         11,930
                                                  --------       --------       --------       --------

Gross Profit ...............................         4,692          4,935         10,761          9,385

Selling, General and Administrative Expenses         6,909          6,636         14,343         12,736

Gain on Insurance Settlement ...............            --         (1,352)            --         (1,352)
                                                  --------       --------       --------       --------

Operating Loss .............................        (2,217)          (349)        (3,582)        (1,999)
Interest Expense, net ......................           131            257            262            542
                                                  --------       --------       --------       --------

Loss before income taxes ...................        (2,348)          (606)        (3,844)        (2,541)

Provision for Income Taxes .................            50             50            100            100

                                                  --------       --------       --------       --------
NET LOSS ...................................        (2,398)          (656)        (3,944)        (2,641)
                                                  --------       --------       --------       --------

BASIC AND DILUTED LOSS Per Share ...........      ($  0.15)      ($  0.08)      ($  0.24)      ($  0.31)
                                                  ========       ========       ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

         Basic .............................        16,524          8,636         16,499          8,635
                                                  ========       ========       ========       ========

         Diluted ...........................        16,524          8,636         16,499          8,635
                                                  ========       ========       ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the six months ended
                                                                 November 24,  November 25,
                                                                    2001          2000
                                                                   -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...............................................      $(3,944)      $(2,641)
     Adjustments to reconcile net loss to net cash
          used in operating activities --
         Depreciation .......................................          952           890
         Amortization of discount on note payable ...........           93            --
         Gain on insurance settlement .......................           --        (1,352)
         Stock based compensation ...........................          (55)           49
     Changes in assets and liabilities:
         Increase in accounts receivable ....................         (339)         (399)
         Decrease (increase) in inventory ...................        2,302        (1,180)
         Increase in prepaid expenses .......................         (228)         (761)
         Increase in other assets ...........................         (122)         (111)
         (Decrease) increase in accounts payable ............       (1,776)          835
         (Decrease) increase in other accrued expenses ......         (185)          223
         (Decrease) increase in accrued income taxes ........           (4)           48
         Increase in other long-term liabilities ............           34            --
                                                                   -------       -------
     Net cash used in operating activities ..................       (3,272)       (4,399)
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...................................         (662)         (379)
     Proceeds from sale of certain assets ...................           --         3,442
                                                                   -------       -------
     Net cash (used in) provided by investing
         activities .........................................         (662)        3,063
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of secured demand notes payable .............           --        (1,406)
     Proceeds from unsecured notes payable ..................           --         2,000
     Proceeds from short-term debt ..........................        3,650            --
     Proceeds from insurance settlement .....................           --         1,352
     Proceeds from issuance of common stock .................          107             2
     Purchase of subsidiary preferred stock .................           --          (300)
                                                                   -------       -------
         Net cash provided by financing activities ..........        3,757         1,648
                                                                   -------       -------

         Net (decrease) increase in cash and cash equivalents         (177)          312

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............        1,467           959
                                                                   -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................      $ 1,290       $ 1,271
                                                                   =======       =======

Supplemental disclosure of cash flow information:

CASH PAID DURING THE PERIOD FOR:

     Interest ...............................................      $   124       $   540

     Income Taxes ...........................................      $   104       $    52


NON-CASH FINANCING ACTIVITIES:

Paid in Capital related to purchase of
  subsidiary preferred stock ................................      $    --       $ 1,319

Paid in Capital related to discount
  on note payable ...........................................      $    --       $   570

Paid in Capital related to issuance of
  restricted stock ..........................................      $   128       $    --

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       MANAGEMENT'S PLANS AND LIQUIDITY

         Little Switzerland, Inc. ("Little Switzerland" or the "Company") incurred both operating losses and negative cash flows from operations amounting to $3.9 million and $3.3 million, respectively, for the six-month period ended November 24, 2001 and $2.6 million and $4.4 million, respectively, for the corresponding period last year. As of November 24, 2001 and May 26, 2001, the Company has an accumulated deficit of $7.5 million and $3.6 million, respectively. The Company has taken certain initiatives to improve its financial condition and ongoing operations. During fiscal 2001, the Company entered into an arrangement with Tiffany & Co. ("Tiffany") and its affiliate, Tiffany & Co. International, Inc. ("Tiffany International") (collectively, the "Tiffany Transaction") resulting in approximately $8.7 million in net equity proceeds and a $2.5 million line of credit scheduled to expire on April 30, 2006. The Company reduced and refinanced its credit facility with The Chase Manhattan Bank ("Chase") to $3.75 million and the Company has obtained a commitment from Chase to extend this facility through November 30, 2002, subject to the satisfaction of certain conditions. Operationally, in fiscal 2001 and 2000, the Company eliminated certain redundant and underperforming locations and has begun to re-build its existing store base through improved merchandise selection and store management.

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

2.     CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. and its wholly owned subsidiaries, L.S. Holding, Inc., L.S. Wholesale, Inc. and L.S. Holding (Florida), Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments necessary (which are of a normal recurring nature) to present fairly the Company's financial position as of November 24, 2001 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data at May 26, 2001 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

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

4.     NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes many of the provisions of SFAS 121, and sets forth accounting requirements for impaired long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. The requirements of SFAS No. 144 will become effective for the Company as of the beginning of its next fiscal year. The Company is currently in the process of evaluating the effect of adopting SFAS No. 144.

5.       COMPREHENSIVE INCOME

         Comprehensive loss/income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive loss is equal to the net loss for the periods ended November 24, 2001 and November 25, 2000.

6.       STORE OPERATIONS

         In late fiscal 2001, the Company opened two new stores in Alaska, one in Skagway and one in Ketchikan. The Skagway store operated under a six-month lease and the Company has decided to enter into a five-year lease commitment for this location beginning in fiscal 2002. The Ketchikan store operates under a 12-month lease commitment and the Company has not yet made a decision on whether to extend this lease.

         On June 12, 2001, the Company completed a transaction with Columbian Emeralds, Inc. ("CEI") to sublet CEI's Key West, Florida store and acquire the furniture and fixtures therein, and also assumed the lease of CEI's former Perfect Time store adjacent to the Company's flagship store on Main Street in St. Thomas, USVI. The Company paid CEI $350,000 in connection with the foregoing transaction. The Key West store is a 4,100 sq. ft. location, which operated as a clearance center until November 19, 2001 when it was re-opened with some of Little Switzerland's finest timepieces as well as jewelry from renowned European and American designers.

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

         On November 19, 2001, the Company opened its second location in Key West, a 850 square foot location in the Key West Hilton Hotel.

         On December 15, 2001, the Company opened its first Tiffany Boutique in its store in Barbados which is approximately 1,200 square feet.

7.     CREDIT ARRANGEMENTS

         The Company maintains a senior collateralized credit facility with Chase which allows the Company to borrow up to $3.75 million, through June 1, 2002, at an interest rate of 3% per annum above LIBOR. Interest is payable monthly and full principal and interest are due on or before June 1, 2002. The credit facility is collateralized by substantially all of the Company's assets, including the Company's U.S. based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries, and a first priority leasehold mortgage over the building occupied by the Company as its headquarters and main warehouse. The Company also issued to Chase 50,000 warrants (as adjusted for dilution) to purchase one share of common stock at an exercise price of $1 per share until the expiration date on February 28, 2003. As of November 24, 2001 and May 26, 2001, the Company had utilized $3.65 million and $0 of this facility, respectively, and no warrants had been exercised.

         On September 4, 2001, the Company and Chase entered into an agreement pursuant to which the Company, at its option and subject to the satisfaction of certain conditions, may extend its credit facility with Chase for an additional six months beyond its current maturity date of June 1, 2002. If on such date the Company has not obtained alternative financing, Chase will be required to extend the facility through November 30, 2002, provided the Company is not in violation of any provision of the existing facility agreement and the Company pays an additional fee and an increased interest rate during the extension term. The Company will seek to obtain alternative financing prior to the current June 1, 2002 maturity date. If such alternative financing is not be obtained, the Company intends to exercise this extension.

         The Company also maintains a credit facility with Tiffany, which allows the Company to borrow up to $2.5 million at an interest rate of 3% per annum above LIBOR. Interest is payable semi-annually on January 31st and July 31st of each calendar year with principal and unpaid interest due on or before April 30, 2006. The facility is collateralized by a subordinated interest in the Company's U.S. based inventory, as well as the pledge of two-thirds of the stock of the Company's foreign subsidiaries. As of November 24, 2001 and May 26, 2001, the Company had utilized $2.5 million of this facility.

         In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod Diamonds Ltd. ("Almod") (see Note 10), which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing note, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert the preferred shares and/or its Class B Common Shares, in the Company's Barbados subsidiary into common stock at a rate of one for one, or purchase all or some Class A Common Shares of the Company's Barbados subsidiary, at a price of $1 per share. As of January 7, 2002, Almod had not acquired the preferred shares or Class B Common Shares in the Company's Barbados subsidiary because applicable governmental approval had not yet been obtained. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $92,470 has been amortized to expense in the six months ended November 24, 2001.

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

                                                              Six Months Ended
                                                          November 24,  November 25,
                                                             2001           2000
                                                           --------       --------
Net loss.............................................      $ (3,944)      $ (2,641)
                                                           ========       ========

Weighted average number of shares used in basic
    earnings per share calculation ..................        16,499          8,635

Dilutive effects of options and warrants ............            --             --

                                                           --------       --------
Weighted average number of shares used in diluted
    earnings per share calculation ..................        16,499          8,635
                                                           ========       ========

Shares under and outside of option plans and warrants
    excluded in computation of diluted earnings per
    share due to antidilutive effects ...............         1,811            557
                                                           ========       ========

         The Company's calculation of dilutive earnings per share exclude the effect of outstanding options and warrants that are anti-dilutive due to the Company's net loss.

9. COMMITMENTS AND CONTINGENCIES

         CLASS ACTION LAWSUIT

         On May 14, 2001, a memorandum of understanding (the "MOU") was executed which sets forth an agreement in principle of the terms of settlement with respect to the class action complaint filed on March 22, 1999, in the United States District Court for the District of Delaware (Civil Action No. 99-176) against the Company, certain of its former officers and directors, Destination Retail Holdings Corporation ("DRHC") and Stephen G.E. Crane. The proposed settlement is scheduled to be heard by the Court for approval on January 7, 2002. The original complaint alleged that the defendants violated federal securities laws by failing to disclose that DRHC's financing commitment to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the then proposed merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. Under the terms of the MOU, none of the defendants have admitted any wrongdoing. If the terms of settlement described in the MOU are approved by the court and holders of a certain agreed upon number of shares held by the putative class do not opt out of the proposed settlement, the case will be dismissed. The settlement amount payable in accordance with the terms of the MOU is estimated at $1.0 million and will be paid from the proceeds of existing insurance coverage. There can be no assurance that the case will be settled as contemplated by the MOU.

         The Company is also party to other various pending litigation, claims, assessments and proceedings in the ordinary course of business. In the opinion of the management of the Company, these suits and claims should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. ALMOD TRANSACTION

     During fiscal 2001, the Company engaged in negotiations with Almod regarding various transactions, including the sale of the Company's Barbados subsidiary, World Gift Imports ("WGI"). Due to various issues encountered during the negotiations with

Almod regarding the potential sale of the Company's operations in Barbados, the parties agreed in lieu of the sale of WGI to Almod, the Company would restructure the capital of this subsidiary. The final arrangement resulted in the Company continuing to own this Barbados subsidiary with Diamonds International Ltd. ("DI"), a subsidiary of Almod, offered a minority interest in WGI pending government approval of the proposed changes in this subsidiary's bylaws, which was received on June 21, 2001. As of January 7, 2002, the Company had not obtained an additional required governmental approval to complete the funding of this transaction and consequently, the purchase price had not been remitted to the Company. Accordingly, no minority interest in WGI has been recognized. WGI has agreed to pay profit share in the amount of $1.5 million by December 31, 2005, and/or enable the store located in the Port Terminal in Barbados (the "Port store"), currently operated by DI, to share in its net operating tax loss carry-forwards ("NOL's"). If at such date, WGI has not paid this amount of profit sharing to DI, or DI has not received a tax benefit equivalent to the agreed upon profit share plus an additional tax benefit of $0.7 million, DI's remedies include converting their shares of WGI for a controlling interest of this subsidiary.

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

       The future operating results and performance trends of the Company may be affected by a number of factors, including but not limited to the Company's ability to obtain financing to pay off its existing indebtedness and fund its working capital needs, the Company's relationship with its existing lenders, the volume of tourism in the Company's markets, the Company's relationships with its suppliers, the Company's ability to expand and add new product lines, weather in the Company's markets, and economic conditions that affect the buying patterns of the Company's core customer base. In addition to the foregoing, the Company's actual future results could differ materially from forward-looking statements as a result of the risk factors set forth below and changes in general economic conditions and interest and exchange rates.

RECENT EVENTS

On December 15, 2001, the Company opened its first Tiffany Boutique in its store in Barbados. This Boutique, approximately 1,200 square feet, offers a broad assortment of classic Tiffany designs in jewelry and gifts. Since the opening of the Tiffany Boutique, sales in the Barbados store have increased approximately 45% compared to last year.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 24, 2001

GENERAL

         Little Switzerland, Inc. is a leading specialty retailer of brand name watches, jewelry, crystal, china and accessories, operating 20 stores on five Caribbean islands, Florida and Alaska. The Company's primary market consists of vacationing tourists attracted by free-port pricing, duty-free allowances and a wide variety of high quality merchandise.

         With the terrorist attacks in New York and Washington, D.C. on September 11, 2001 and the consequent adverse effect on travel, the Company experienced a reduction in sales as well as a decline in margin over the last year, beginning with the second half of September.

NET SALES

       Net sales for the three-month period ended November 24, 2001, were $11.2 million, a 1.7% decrease from net sales of $11.4 million for the corresponding period last year. Net sales for the six-month period ended November 24, 2001 were $24.5 million, an increase of 14.7% from net sales of $21.3 million for the corresponding six-month period last fiscal year.

         Net sales for comparable stores decreased approximately 10.5% for the quarter ended November 24, 2001 compared to the corresponding period last year. Comparable store sales for the six months ended November 24, 2001 increased 4.8% compared to the corresponding six-month period last year.

         The Company had been generating improved comparable and all store sales results prior to the events of September 11, 2001. Comparable sales for the 16 days prior to September 11, 2001 had been increasing at a rate of approximately 26% continuing the performance experienced in the prior quarter, which reported a comparable sales increase of 22.4%. Between September 11, 2001 and the end of the second quarter, comparable store sales decreased approximately 17% from the prior year. The Company experienced better results in markets that are geared towards the cruise industry with larger drops in hotel driven islands.

Finally, the Company's sales were positively impacted by a new location in Key West, Florida which opened in early August as a temporary liquidation center and generated approximately $800,000 of sales of liquidation and aged merchandise in the quarter. On November 18, 2001, this store was converted from a clearance center to a store which carries some of Little Switzerland's finest timepieces as well as jewelry from renown European and American designers.

GROSS PROFIT

         Gross profit as a percentage of net sales was 42.1% and 44.0% for the three and six month periods ended November 24, 2001, compared to 43.5% and 44.0% for the respective periods last year. During the three month period ended November 24, 2001, as a result of the events of September 11, 2001 and the ensuing drop in traffic, the Company increased the level of discounting to be more reflective of current market conditions and initiated programs focused on selling slower moving inventory to generate cash and reduce inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses ("SG&A") for the three and six months ended November 24, 2001 were $6.9 million and $14.3 million, or approximately 61.9% and 58.6% of net sales respectively, compared to $6.6 million and $12.7 million, or approximately 58.4% and 59.8% of net sales respectively, for the corresponding periods last year. The increase in SG&A expense as a percentage of net sales is primarily attributable to decrease in net sales for the three-month period ended November 24, 2001 coupled with higher expenses associated with new stores.

       In the first quarter of the current fiscal year, the Company eliminated its participation in the port lecturer program offered by cruise lines, which has substantially reduced advertising costs. The Company does not intend to participate in this program under its current form and has re-deployed a percentage of the marketing dollars saved to other incentives which will be launched in the third quarter. Finally, the Company also renegotiated its insurance program resulting in a significant reduction in premiums beginning in July 2001.

INTEREST EXPENSE

       Net interest expense for the three and six months ended November 24, 2001 was $131,000 and $262,000 compared to $257,000 and $542,000, respectively, for the corresponding periods last year. The decrease in net interest expense reflects the reduced levels of borrowings and reduced average borrowing rates compared to the corresponding period last year. Included in interest expense for the three and six month periods ended November 24, 2001 is $46,235 and $92,470, respectively, of amortization attributable to note payable discount.

NET LOSS

       As a result of the above, the Company incurred a net loss of $2.4 million and $3.9 million for the three and six months ended November 24, 2001, respectively, compared to a net loss of $0.7 million and $2.6 million, respectively, for the corresponding periods last year. Results for the prior year three and six month periods ended November 25, 2000, included a $1.4 million one time gain on settlement of the Company's business interruption claim associated with Hurricane Lenny. Excluding this one time gain, net loss for the prior year three and six month periods would have been $2.1 million and $4.0 million, respectively.

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

         After operating under default under a forbearance agreement with its historical lenders, the Company refinanced that indebtedness with the proceeds from the transaction with Tiffany & Co., and its affiliate, Tiffany & Co. International, Inc. (collectively "Tiffany") which resulted in the Company receiving approximately $8.7 million in equity, net of associated expenses, and a $2.5 million revolving credit facility from Tiffany (collectively, the "Tiffany Transaction"). As a result of the Tiffany Transaction, the Company was also able to negotiate a new revolving credit facility with Chase, who was a lender under the prior loan agreements.

         The credit facility with Chase allows the Company to borrow up to $3.75 million, through June 1, 2002, at an interest rate of 3% per annum above
LIBOR. Interest is payable monthly and full principal and interest are due on or before June 1, 2002. The credit facility is collateralized by substantially all of the Company's assets, including the Company's U.S. based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries, and a first priority leasehold mortgage over the building occupied by the Company as its headquarters and main warehouse. The Company also issued to Chase 50,000 warrants (as adjusted for dilution) to purchase one share of common stock at an exercise price of $1 per share until the expiration date on February 28, 2003. As of November 24, 2001 and May 26,
2001, the Company had utilized $3.65 million and $0 of this facility, respectively, and no warrants had been exercised.

         On September 4, 2001, the Company and Chase entered into an agreement pursuant to which the Company, at its option and subject to the satisfaction of certain conditions, may extend its credit facility with Chase for an additional six months beyond its current maturity date of June 1, 2002. If on such date the Company has not obtained alternative financing, Chase will be required to extend the facility through November 30, 2002, provided the Company is not in violation of any provision of the existing credit facility agreement and the Company pays an additional fee and an increased interest rate during the extension term. The Company will seek to obtain alternative financing prior to the current June 1, 2002 maturity date. If such alternative financing is not obtained, the Company intends to exercise this extension.

         The Company also maintains a credit facility with Tiffany, which allows the Company to borrow up to $2.5 million at an interest rate of 3% per annum above LIBOR. Interest is payable semi-annually on January 31st and July 31st of each calendar year with principal and unpaid interest due on or before April 30, 2006. The facility is collateralized by a subordinated interest in the Company's U.S. based inventory, as well as the pledge of two-thirds of the stock of the Company's foreign subsidiaries. As of November 24, 2001 and May 26, 2001, the Company had utilized $2.5 million of this facility.

         In addition to the above credit facilities, in November 2000 the Company completed certain transactions with Almod Diamonds Ltd. ("Almod") which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing note, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert the preferred shares and/or its Class B Common Shares, in the Company's Barbados subsidiary into common stock at a rate of one for one, or purchase all or some Class A Common Shares of the Company's Barbados subsidiary, at a price of $1 per share. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $92,470 has been amortized to expense in the six months ended November 24, 2001.

         Outstanding borrowings against collateralized credit facilities totaled $7.8 million and $4.0 million, net of unamortized discount, at November 24, 2001 and May 26, 2001, respectively. The weighted average interest rates incurred during fiscal 2001, 2000, and 1999 were approximately 10.9%, 9.6% and 8.4%, respectively.

       Capital expenditures were approximately $0.7 million for the six months ended November 24, 2001, compared to $0.4 million for the corresponding period last year.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes many of the provisions of SFAS 121, and sets forth accounting requirements for impaired long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. The requirements of SFAS No. 144 will become effective for the Company as of the beginning of its next fiscal year. The Company is currently in the process of evaluating the effect of adopting SFAS No. 144.

SEASONALITY

         The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean and Alaska. The peak selling season in the Caribbean runs from late Fall through Spring; and the peak selling season for Alaska runs from Spring through Summer. The third quarter of the Company's fiscal year typically represents a proportionally greater percentage of annual sales and cash flow. Management expects such seasonality to continue.

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

         Short-Term Risk of Disruption in Tourism

           Due to the events of September 11, 2001 and widespread concern about continuing terrorist acts directed against United States citizens, transportation facilities and assets, a substantial risk exists that significantly lower numbers of tourist will be willing to fly or travel on cruise ships during the 2001/2002 tourist season. Should this occur, it will have a significantly negative effect on the Company's sales and cash flows and will result in greater losses and difficulties in obtaining financing.

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

         The Company's Business Depends on Tourism

           The Company's revenues depend upon tourism in the Caribbean, Alaska and Florida. During periods of economic slowdown, armed conflict or actions by terrorists, fewer tourist may travel to these destinations and those who do may make fewer purchases of luxury items. Tourist travel to these destinations depends upon the development of cruise ship, airline and hotel operations, the continued attractiveness of the Caribbean, Alaska and Florida compared to other leisure travel destinations and the efforts of local governments to promote tourism. Other factors such as poor weather, airline strikes, political and economic instability in the Caribbean and the availability of duty-free shopping could also affect tourism.

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

         SEC Rules Concerning Sales of Low-Priced Securities May Hinder Re-Sales the Company's Common Stock

           Because the Company's common stock has a market price that is less than five dollars per share, it is not listed on an exchange or quoted on Nasdaq and is traded on the OTC Bulletin Board, brokers and dealers who handle trades in the Company's common stock are subject to certain SEC disclosure rules when effecting trades in the Company's common stock, including disclosure of the following: the bid and offer prices of the Company's common stock, the compensation of the brokerage firm and the salesperson handling a trade and legal remedies available to the buyer. These requirements may hinder re-sales of the Company's common stock and may adversely affect its market price.

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

            (b)   Reports on Form 8-K during the quarter ended November 24,
                  2001:

                       None.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LITTLE SWITZERLAND, INC.


Date: January 7, 2002          By:   /s/ Patrick J. Hopper
                                     --------------------------------------
                                     Patrick J. Hopper
                                     Chief Financial Officer,
                                     Vice President and Treasurer
                                     Authorized Officer and Principal
                                     Financial and Accounting Officer

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

10.7 Investor's Rights Agreement, dated as of May 1, 2001, between Jewelcor Management, Inc. and the Company. (6)

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

10.13 Security Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company and The Chase Manhattan Bank. (6)

10.14 Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Wholesale, Inc. and the Company in favor of The Chase Manhattan Bank. (6)

10.15    Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Holding
         (USA), Inc. and the Company in favor of The Chase Manhattan Bank. (6)

10.16 Stock Pledge Agreement, dated as of May 1, 2001, from L.S. Holding, Inc. and the Company in favor of The Chase Manhattan Bank. (6)

10.17 Loan Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company, and Tiffany and Co. (6)

10.18 Loan Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S. Wholesale, Inc., and Tiffany and Co. (6)

10.19 Loan Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (6)

10.20 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company and Tiffany and Co. (6)

10.21 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (6)

10.22 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (6)

10.23 Employment Agreement, dated as of August 17, 1999, between Robert L. Baumgardner and the Company (the "Baumgardner Agreement"). (7)

10.24 Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company (the "Hopper Agreement"). (7)

10.25 Amendment No. 1 to the Baumgardner Agreement, dated as of January 15, 2001. (8)

10.26    Amendment No. 1 to the Hopper Agreement, dated as of January 15, 2001.
         (8)

10.27    The Little Switzerland, Inc., 2000 Stock Option Plan. (8)

16.1 Letter dated May 31, 2001 from Arthur Andersen LLP addressed to the Commission. (9)

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