Form 10-Q
period 2002-02-23
LITTLE SWITZERLAND INC/DE
filed 2002-04-09
CIK 875523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended February 23, 2002.

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

Indicate by check mark whethe
r the Registrant: (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

At April 5, 2002, 16,651,070 shares of $.01 par value common stock of the registrant were outstanding.

                            LITTLE SWITZERLAND, INC.

                               INDEX TO FORM 10-Q

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

         Consolidated Balance Sheets as of February 23, 2002
          (unaudited) and May 26, 2001                                         3

         Consolidated Statements of Operations (unaudited) for
          the three and nine months ended February 23, 2002 and
          February 24, 2001                                                    4

         Consolidated Statements of Cash Flows (unaudited) for the nine months
          ended February 23, 2002 and February 24, 2001                        5

         Notes to Consolidated Financial Statements (unaudited)                6


Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             8

Item 3.     Quantitative and Qualitative Disclosures about

               Market Risk                                                    12


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 12

Item 4.     Submission of Matters to a Vote of Security Holders               12

Item 6.     Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                    14

EXHIBIT INDEX                                                                 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             FEBRUARY 23,   MAY 26,
ASSETS                                                          2002         2001
                                                             (Unaudited)
                                                               --------    ---------
CURRENT ASSETS:
     Cash and cash equivalents ..............................  $    835    $  1,467
     Accounts receivable, less allowances of $148 and $115 ..     1,766         806
     Inventory, net .........................................    32,666      35,424
     Prepaid expenses .......................................       342         324
                                                               --------    --------
     Total current assets ...................................    35,609      38,021
                                                               --------    --------

Property and equipment, at cost .............................    24,331      23,739
         Less: Accumulated depreciation .....................    18,034      16,970
                                                               --------    --------

     Property and equipment, net ............................     6,297       6,769

OTHER ASSETS ................................................       667         543
                                                               --------    --------

TOTAL ASSETS ................................................  $ 42,573    $ 45,333
                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABLITIES:
     Book overdraft .........................................  $  1,219    $  1,675
     Short-term debt ........................................     3,650         --
     Accounts payable .......................................     7,397      10,039
     Accrued income taxes ...................................     1,724       1,678
     Other accrued expenses .................................     3,363       3,514
                                                               --------    --------
                Total current liabilities ...................    17,353      16,906

NOTE PAYABLE, net of unamortized discount ...................     1,661       1,522

LONG-TERM DEBT ..............................................     2,500       2,500

OTHER NON-CURRENT LIABILITIES ...............................     1,388       1,116

                                                               --------    --------
 Total liabilities ..........................................    22,902      22,044
                                                               --------    --------

COMMITMENTS AND CONTINGENCIES (Note 9) ......................        --          --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized - 5,000 shares
         Issued and outstanding - none ......................        --          --
Common stock, $.01 par value -
         Authorized - 20,000 shares
         Issued and outstanding - 16,526 and 16,436 shares
         at February 23, 2002 and May 26, 2001, respectively        165         165
Paid In Capital .............................................    26,841      26,681
Accumulated deficit .........................................    (7,335)     (3,557)
                                                               --------    --------
                Total stockholders' equity ..................    19,671      23,289
                                                               --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................  $ 42,573    $ 45,333
                                                               ========    ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  -----------------------       -----------------------
                                                 February 23,   February 24,   February 23,   February 24,
                                                    2002           2001           2002           2001
                                                  --------       --------       --------       --------
Net Sales ..................................      $ 19,212       $ 19,186       $ 43,667       $ 40,501

Cost of Sales ..............................        10,508         11,721         24,202         23,651
                                                  --------       --------       --------       --------

Gross Profit ...............................         8,704          7,465         19,465         16,850

Selling, General and Administrative Expenses         8,361          9,540         22,703         22,276

Gain on Insurance Settlement ...............            --             --             --         (1,352)
                                                  --------       --------       --------       --------

Earnings (Loss) from Operations.............           343         (2,075)        (3,238)        (4,074)
Interest Expense, net ......................           128            282            390            824
                                                  --------       --------       --------       --------

Earnings (Loss) before income taxes ........           215         (2,357)        (3,628)        (4,898)

Provision for Income Taxes .................            50             --            150            100

                                                  --------       --------       --------       --------
NET EARNINGS (LOSS) ........................      $    165       $ (2,357)      $ (3,778)      $ (4,998)
                                                  ========       ========       ========       ========

NET EARNINGS (LOSS) PER SHARE:

         Basic ............................       $  0.01        $( 0.27)      $(  0.23)      $(  0.58)
                                                  ========       =========      =========      =========

         Diluted ..........................       $  0.01        $( 0.27)      $(  0.23)      $(  0.58)
                                                  ========       =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:

         Basic .............................        16,526          8,857         16,508          8,665
                                                  ========       ========       ========       ========

         Diluted ...........................        17,398          8,857         16,508          8,665
                                                  ========       ========       ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 For the nine months ended
                                                                 February 23,  February 24,
                                                                    2002          2001
                                                                   -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...............................................      $(3,778)      $(4,998)
     Adjustments to reconcile net loss to net cash
          used in operating activities --
         Depreciation .......................................        1,348         1,464
         Amortization of discount on note payable ...........          139            46
         Provision for uncollectible accounts ...............           33          (337)
         Provision for inventories ..........................         (536)          756
         Loss on disposal of assets .........................          156            --
         Gain on insurance settlement .......................           --        (1,352)
         Stock based compensation ...........................          (55)          307
     Changes in assets and liabilities:
         Increase in accounts receivable ....................         (993)         (176)
         Decrease (increase) in inventory ...................        3,294        (4,304)
         Increase in prepaid expenses .......................          (18)         (818)
         Increase in other assets ...........................         (124)         (129)
         (Decrease) increase in accounts payable ............       (2,643)        4,099
         (Decrease) increase in other accrued expenses ......          (43)        1,179
         Increase in accrued income taxes ...................           46            48
         Increase in other long-term liabilities ............          272            --
                                                                   -------       -------
     Net cash used in operating activities ..................       (2,902)       (4,215)
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...................................       (1,038)         (785)
     Proceeds from sale of certain assets ...................            6         3,447
                                                                   -------       -------
     Net cash (used in) provided by investing
         activities .........................................       (1,032)        2,662
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in book overdraft...................         (455)          160
     Repayments of secured demand notes payable .............           --        (1,406)
     Proceeds from unsecured notes payable ..................           --         2,000
     Proceeds from short-term debt ..........................        3,650            --
     Proceeds from insurance settlement .....................           --         1,352
     Proceeds from issuance of common stock .................          107            37
     Purchase of subsidiary preferred stock .................           --          (300)
                                                                   -------       -------
         Net cash provided by financing activities ..........        3,302         1,843
                                                                   -------       -------

         Net (decrease) increase in cash and cash equivalents         (632)          290

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............        1,467           959
                                                                   -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................      $   835       $ 1,249
                                                                   =======       =======

Supplemental disclosure of cash flow information:

CASH PAID DURING THE PERIOD FOR:

     Interest ...............................................      $   250       $   816

     Income Taxes ...........................................      $   104       $    52


NON-CASH FINANCING ACTIVITIES:

Paid in Capital related to purchase of
  subsidiary preferred stock ................................      $    --       $ 1,319

Paid in Capital related to discount
  on note payable ...........................................      $    --       $   570

Paid in Capital related to issuance of
  restricted stock ..........................................      $   128       $    --


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       MANAGEMENT'S PLANS AND LIQUIDITY

         On March 22, 2002, Little Switzerland, Inc. ("Little Switzerland" or the "Company") announced the closing of a 3 year, $12 million senior collateralized credit facility with Congress Financial Corporation (Florida), ("Congress"). This credit facility, coupled with an equity investment and working capital facility by Tiffany & Co. and its affiliate, Tiffany & Company International, Inc. (collectively, "Tiffany"), in May 2001, has provided the Company with the financial and operational resources necessary to complete its restructuring. See Note 7, Credit Arrangements.

         Management's financing and operating goals for fiscal 2002 included:
(1) enhancing the Company's sales performance through improving merchandise mix, instituting selected price increases, reducing point of sale discounts and improving product knowledge and sales training for its staff, (2) managing operating costs to anticipated revenue levels, eliminating marketing programs which have not supported sales growth plans and reducing corporate overhead costs, (3) selected store expansions and new locations in cruise line markets where the Company either has a very limited presence or no presence at all, and
(4) replacing its existing credit facility with a long-term facility on more favorable terms. Many of these goals have been successfully implemented and/or realized, despite the setbacks from the events of September 11, 2001.

2.     CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. and its wholly owned subsidiaries, L.S. Holding, Inc., L.S. Wholesale, Inc. and L.S. Holding (Florida), Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments necessary (which are of a normal recurring nature) to present fairly the Company's financial position as of February 23, 2002 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data at May 26, 2001 are derived from the audited financial statements which are included in the Company's report on Form 10-K for Fiscal 2001, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

        The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year, due to the seasonal nature of the Company's operations.

        Certain reclassifications have been made to the prior years' financial statements to conform to classifications used in the current year.

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

4.     NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement is effective for fiscal years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," establish a single accounting model for the disposal of long-lived assets, provide impairment criteria for all amortizable intangible assets and eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 extends discontinued operations reporting to any component of an entity with operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company is currently in the process of evaluating the impact, if any, of adopting SFAS No. 144 on the financial statements for fiscal 2003.

5.       COMPREHENSIVE INCOME

         Comprehensive loss/income is defined as the change in net assets of a business enterprise during an accounting period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive loss/income is equal to the net loss/income for the periods ended February 23, 2002 and February 24, 2001.

6.       STORE OPERATIONS

         In late fiscal 2001, the Company opened two new stores in Alaska, one in Skagway and one in Ketchikan. The Skagway store operated under a nine-month lease and the Company has decided to enter into a five-year lease commitment for this location beginning in fiscal 2002. The Ketchikan store operated under a 12-month lease commitment and the Company has decided not to extend this lease.

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

         On July 31, 2001, the Company decided not to renew its lease at its Gift Market store in St. Thomas and will vacate this location on or before May 31, 2002. With the recent expansion of the Company's flagship store on Main Street in St. Thomas, the Company has successfully provided all of the premier brands sold in the Gift Market store with Main Street frontage not available at the Gift Market location. The Company will continue to look for opportunities to continue to give china and crystal suppliers better positioning in existing stores as well as new locations.

         On November 19, 2001, the Company opened its second location in Key West, Florida, an approximately 850 square foot location in the Key West Hilton Hotel.

         On December 15, 2001, the Company opened its first Tiffany Boutique in its store in Barbados which is approximately 1,200 square feet.

         On February 2, 2002, the Company opened its third location in Key West, Florida, an approximately 2,000 square foot location on Duval Street. This location complements the other two Key West locations currently operated by the Company.

         On March 21, 2002, the Company completed a transaction with the David Green Group ("DGG") to sublet DGG's Ketchikan, Alaska store and acquire the majority of inventory remaining in this location. This Ketchikan store is an approximate 2,900 square foot location, which was originally operated by Little Switzerland from 1995 through 1999. Alaska is a challenging market and was previously viewed as a distraction to the Company's turnaround efforts. New management has made significant progress in executing the turnaround strategy while gradually developing the Alaska market. With the Company's continued improvements in its financial strength, management is now looking to expand into incremental markets and the continued growth of visitors to the Alaska market coupled with the existing presence of the Company in this market makes this a logical growth opportunity.

7.     CREDIT ARRANGEMENTS


         On March 22, 2002, the Company closed a senior collateralized revolving and term loan credit facility with Congress, which allows the Company to borrow up to $12 million, through March 21, 2005, of which up to $8 million will be a revolving loan and $4 million will be a term loan, at an interest rate of 2.75% per annum above the Adjusted Eurodollar Rate or 0.75% per annum above Prime plus customary servicing costs and unused facility fees. Amounts advanced to the Company under this credit facility are limited to a stated borrowing base which is calculated as a percentage of certain inventory less specific reserves (as defined in the credit agreement). The Company's receipts will be applied daily to the revolver component of the loan requiring the Company to borrow daily to meet cash flow needs. The credit facility is collateralized by substantially all of the Company's U.S. and USVI based assets, including all the U.S. and USVI based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries and a first priority leasehold mortgage over the St. Thomas building occupied by the Company as its headquarters and main warehouse. This credit facility became available after the Company's quarter end of February 23, 2002, and accordingly, no borrowings under this facility have been reflected in the accompanying financial statements.

         This facility replaces the Company's previous credit arrangement with JPMorgan Chase Bank, (formerly The Chase Manhattan Bank) ("Chase") which allowed the Company to borrow up to $3.75 million, through June 1, 2002 with an option to extend the facility through November 30, 2002, subject to certain conditions, at an interest rate of 3% per annum above LIBOR. In addition, the Company issued to Chase a warrant to purchase the number of shares of common stock equal to 0.31% of the shares of common stock outstanding (on a fully-diluted basis) on the date of exercise for an aggregate purchase price of $50,000. The warrant expires on February 28, 2003. As of February 23, 2002 and May 26, 2001, the Company had utilized $3.65 million and $0 of this facility, respectively, and no portion of the warrant had been exercised. In connection with the new credit facility with Congress, all principal and interest owed to Chase under such facility was paid by the Company on March 22, 2002.

         The Company also maintains a credit facility with Tiffany, which allows the Company to borrow up to $2.5 million at an interest rate of 3% per annum above LIBOR. Interest is payable semi-annually on January 31st and July 31st of each calendar year with principal and unpaid interest due on or before April 30, 2006. The facility is collateralized by a subordinated interest in the Company's U.S. and USVI based inventory, as well as a subordinated pledge of two-thirds of the stock of the Company's foreign subsidiaries. As of February 23, 2002 and May 26, 2001, the Company had utilized $2.5 million of this facility.

         In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod Diamonds Ltd. ("Almod") (see
Note 10), which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing loan, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert the preferred shares and/or its Class B Common Shares, in the Company's Barbados subsidiary into common stock at a rate of one for one, or purchase all or some Class A Common Shares of the Company's Barbados subsidiary, at a price of $1 per share. As of February 23, 2002, Almod had not acquired the preferred shares or Class B Common Shares in the Company's Barbados subsidiary because applicable governmental approval had not yet been obtained. Government approval was subsequently obtained on March 15, 2002 and accordingly, the preferred and Class B Common Shares were issued to Almod. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $138,705 has been amortized to expense in the nine months ended February 23, 2002.

8.     EARNINGS PER SHARE

       In accordance with the requirements of SFAS No. 128, "Earnings per Share", basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of stock options and warrants (as calculated utilizing the treasury stock method).

       The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations (in thousands):

                                                             Three months Ended             Nine months Ended
                                                          February 23,  February 24,    February 23,  February 24,
                                                             2002           2001           2002          2001
                                                          -----------   -----------    ------------  ------------
Net earnings (loss) for basic and diluted EPS .......     $     165     $ (2,357)      $ (3,778)     $ (4,998)
                                                          ===========   ===========    ============  ============

Weighted average number of shares used in basic
    earnings per share calculation ..................        16,526        8,857         16,508         8,665

Incremental shares from assumed exercise of stock
    options and warrants ............................           872           --             --            --

                                                           ----------   ----------     ------------  ------------
Weighted average number of shares used in diluted
    earnings per share calculation ..................        17,398        8,857         16,508         8,665
                                                           ==========   ==========      ==========    ===========

Shares under and outside of option plans and warrants
    excluded in computation of diluted earnings per
    share due to antidilutive effects ...............             4        1,911          1,740         1,911
                                                           ==========   ==========      ==========    ==========

         The Company's calculation of dilutive earnings per share excludes the effect of outstanding options and warrants that are anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

         CLASS ACTION LAWSUIT

         On January 7, 2002, the U.S. District Court for the District of Delaware entered an order of final judgment and dismissal in connection with the settlement of the class action complaint (Civil Action No. 99-176), filed on March 22, 1999, against, among others, the Company and certain of its former officers and directors. During the course of the litigation the plaintiffs alleged, among other things, that the defendants violated federal securities laws by failing to disclose that the financing commitment of Destination Retail Holding Corporation ("DRHC") to purchase the Company's shares expired on April 30, 1998, before the Company's stockholders were scheduled to vote to approve the then proposed merger between the Company and DRHC at the May 8, 1998 special meeting of stockholders. The settlement amount of $1.05 million was paid from the proceeds of the Company's existing insurance coverage.

         The Company is also party to other various pending litigation, claims, assessments and proceedings in the ordinary course of business. Management of the Company believes that these legal proceedings and claims should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. ALMOD TRANSACTION

     During fiscal 2001, the Company engaged in negotiations with Almod regarding various transactions, including the sale of the Company's Barbados subsidiary, World Gift Imports (Barbados) Ltd. ("WGI"). Due to various issues encountered during the negotiations with Almod regarding the potential sale of the Company's operations in Barbados, the parties agreed in lieu of the sale of WGI to Almod, the Company would restructure the capital of this subsidiary. The final arrangement resulted in the Company continuing to own this Barbados subsidiary, with Diamonds International Ltd. ("DI"), a subsidiary of Almod, being offered a minority interest in WGI pending government approval of the proposed changes in this subsidiary's bylaws. Such approval was obtained on June 21, 2001. As of February 23, 2002, the Company had not obtained the additional required governmental approval to complete the funding of this transaction and consequently, the purchase price had not been remitted to the Company. Accordingly, no minority interest in WGI has been recognized in the accompanying financial statements. Governmental approval was subsequently received on March 15, 2002, and the purchase price was remitted to the Company. WGI is in the process of issuing to Almod the agreed upon number of preferred and Class B Common shares. This subsidiary has also agreed to pay profit share in the amount of $1.5 million by December 31, 2005, and/or enable the store located in the Port Terminal in Barbados (the "Port store"), currently operated by DI, to share in its net operating tax loss carry forwards ("NOL's"). If by December 31, 2005 WGI does not pay the profit sharing amount to DI, or DI has not received a tax benefit equivalent to the agreed upon profit share plus an additional tax benefit of $0.7 million, DI's remedies include converting the preferred shares and/or its Class B Common Shares of WGI into common stock at a rate of one for one, or purchase all or some Class A Common Shares of WGI at a price of $1 per share resulting in a controlling interest of this subsidiary.

     As part of the overall Barbados transaction, the Company's Barbados subsidiary and DI entered into a Management Agreement, which provides for DI to manage the Port store and retain all profits associated with such store as a management fee. The Company does not include any results from the operation of the Port store in its consolidated financial statements as of the execution of the management agreement. The profits generated from the Port store are entitled to be offset by the subsidiary's NOL's and the use of such NOL's may be credited towards the profit sharing obligation of WGI as described above.

     The Company sold to DI a portion of the intercompany debt owed by WGI to L.S. Wholesale, Inc. As more fully described in Note 7, the Company received $2.0 million and sold, assigned and transferred its receivable from WGI to Almod, due December 31, 2003, which is collateralized by the inventory of WGI. Additionally, if this debt is not repaid by its due date, DI will have the option to convert its shares of WGI for a controlling interest of WGI as described above.

11. SUBSEQUENT EVENTS

         On February 15, 2002, the Company held its annual stockholders meeting, at which meeting the stockholders approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 to 25,000,000. The Company filed the appropriate amended certificate of incorporation during March 2002.

12. RELATED PARTY TRANSACTIONS

         As discussed in Note 7, the Company maintains a credit facility with Tiffany which allows the Company to borrow up to $2.5 million through April 30, 2006. Interest expense on outstanding borrowings during the three and nine months periods ended February 23, 2002 amounted to $39,375 and $132,023, respectively. Additionally, the Company also purchased approximately
$344,500 of merchandise from Tiffany during the three and nine month periods ended February 23, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

       This Quarterly Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate" or similar expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results and performance of the Company to differ materially from anticipated future results and performance expressed or implied by such forward-looking statements.

       The future operating results and performance trends of the Company may be affected by a number of factors, including but not limited to the Company's ability to fund its working capital needs, the Company's relationship with its existing lenders, the volume of tourism in the Company's markets, the Company's relationships with its suppliers, the Company's ability to expand and add new product lines, weather in the Company's markets, and economic conditions that affect the buying patterns of the Company's core customer base. In addition to the foregoing, the Company's actual future results could differ materially from forward-looking statements as a result of the risk factors set forth below and changes in general economic conditions and interest and exchange rates.

RECENT EVENTS

         At the Company's annual meeting, the Board of Directors appointed Richard Sasso to the Board to serve until the Company's next annual meeting. On March 25, 2002, Mr. Sasso accepted this appointment thereby becoming the fifth board member of the Company and filling the existing vacancy.

         On March 22, 2002, the Company closed a senior collateralized revolving and term loan credit facility with Congress, which allows the Company to borrow up to $12 million, through March 21, 2005, of which up to $8 million will be a revolving loan and $4 million will be a term loan, at an interest rate of 2.75% per annum above the Adjusted Eurodollar Rate or 0.75% per annum above Prime plus customary servicing costs and unused facility fees. Amounts advanced to the Company under this credit facility are limited to a stated borrowing base which is calculated as a percentage of certain inventory less specific reserves (as defined in the credit agreement). The Company's receipts will be applied daily to the revolver component of the loan requiring the Company to borrow daily to meet cash flow needs. The credit facility is collateralized by substantially all of the Company's U.S. and USVI based assets, including all the U.S. and USVI based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries and a first priority leasehold mortgage over the St. Thomas building occupied by the Company as its headquarters and main warehouse. This credit facility became available after the Company's quarter end of February 23, 2002, and accordingly, no borrowings under this facility have been reflected in the financial statements contained in this report.

         On March 21, 2002, the Company completed a transaction with the David Green Group ("DGG") to sublet DGG's Ketchikan, Alaska store and acquire the majority of inventory remaining in this location. This Ketchikan store is an approximate 2,900 square foot location, which was originally operated by Little Switzerland from 1995 through 1999. Alaska is a challenging market and was previously viewed as a distraction to the Company's turnaround efforts. New management has made significant progress in executing the turnaround strategy while gradually developing the Alaska market. With the Company's continued improvements in its financial strength, management is now looking to expand into incremental markets and the continued growth of visitors to the Alaska market coupled with the existing presence of the Company in this market makes this a logical growth opportunity.

         On March 15, 2002 the Company received the final government approval required for Almod Diamonds Ltd. ("Almod"), to remit $600,000 for the purchase of preferred and Class B Common Shares in the Company's Barbados subsidiary, World Gift Imports (Barbados) Ltd. ("WGI"), pursuant to the transaction with Almod discussed in Note 10 of the Notes to Consolidated Financial Statements included in Part I of this report. The Company received the purchase price and is in the process of issuing the preferred and Class B Common shares to Almod.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 23, 2002

GENERAL

         Little Switzerland, Inc. is a leading specialty retailer of brand name watches, jewelry, crystal, china and accessories, operating 21 stores on five Caribbean islands, Florida and Alaska. The Company's primary market consists of vacationing tourists attracted by free-port pricing, duty-free allowances and a wide variety of high quality merchandise.

NET SALES

       Net sales for the three-month period ended February 23, 2002 were $19.2 million, a .1% increase from net sales of $19.2 million for the corresponding period last year. Net sales for the nine-month period ended February 23, 2002 were $43.7 million, an increase of 7.8% from net sales of $40.5 million for the corresponding nine-month period last fiscal year.

         Net sales for comparable stores decreased approximately 8.9% for the quarter ended February 23, 2002. Comparable store sales for the nine-months ended February 23, 2002 decreased 1.7% compared to the corresponding nine-month period last year.

         The Company had been generating improved comparable and all store sales results prior to the events of September 11, 2001. Comparable sales for the 16 days prior to September 11, 2001 had been increasing at a rate of approximately 26%, continuing the performance experienced in the prior quarter, which reported a comparable sales increase of 22.4%. Since September 11, 2001, comparable store sales have continued to be negatively impacted primarily by reduced tourist travel due to the terrorist attacks on September 11, 2001, unseasonably warm weather in the East coast of the United States, the sluggish U.S. economy, and uncertainties in the financial markets.

         The Company's sales were positively impacted by its three new locations in Key West, Florida, which are part of the Eastern Caribbean cruise route which supplement the Company's existing markets and are easily accessible by land based travel.

GROSS PROFIT

         Gross profit as a percentage of net sales was 45.3% and 44.6% for the three and nine-month periods ended February 23, 2002, respectively, compared to 38.9% and 41.6% for the corresponding periods last year. In the three month period ended February 24, 2001, the Company increased its reserve for slow moving or obsolete inventory by taking a $1.0 million charge in the fiscal 2001 third quarter. Excluding this charge, the gross profit as a percentage of net sales would have been 44.1% for both the three and nine-months ended February 24, 2001. During the three-month period ended February 23, 2002, the Company shifted its focus towards margin and inventory management to offset weakening top line sales, resulting in a stronger gross margin in the second half of the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses ("SG&A") for the three and nine-months ended February 23, 2002 were $8.4 million and $22.7 million, or approximately 43.5% and 52.0% of net sales respectively, compared to $9.5 million and $20.9 million, or approximately 49.7% and 51.7% of net sales respectively, for the corresponding periods last year.

         Contributing to the decrease in SG&A expense as a percentage of net sales for the three-month period ended February 23, 2002 were reductions in advertising costs, insurance premiums and professional fees. In the first quarter of the current fiscal year, the Company eliminated its participation in the port lecturer program offered by cruise lines, which has substantially reduced advertising costs. The Company intends not to participate in this program under its current form and has re-deployed a percentage of the marketing dollars saved to other sales incentives. The Company also renegotiated its insurance program resulting in a significant reduction in premiums beginning in July 2001. Finally, the Company incurred significant one time costs in the prior year associated with its restructuring efforts which included a planned rights offering, strategic investor discussions and various refinancing proposals.

INTEREST EXPENSE

       Net interest expense for the three and nine-months ended February 23, 2002 was $128,000 and $390,000, respectively, compared to $282,000 and $824,000 for the corresponding periods last year. The decrease in net interest expense reflects the reduced levels of borrowings and reduced average borrowing rates compared to the corresponding period last year. Included in interest expense for the three and nine month periods ended February 23, 2002 is $46,235 and $138,705, respectively, of amortization attributable to note payable discount.

NET EARNINGS / LOSS

         As a result of the above, the Company reported net earnings of $0.2 million and a net loss of $3.8 million for the three and nine-months ended February 23, 2002, respectively, compared to a net loss of $2.4 million and $5.0 million for the corresponding periods last year. Results for the prior year nine-month period ended February 24, 2001 included a $1.4 million one-time gain on the settlement of the Company's business interruption claim associated with Hurricane Lenny. Excluding this one time gain, net loss for the prior year nine-month period would have been $6.4 million.

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

         On March 22, 2002, the Company closed a senior collateralized revolving and term loan credit facility with Congress, which allows the Company to borrow up to $12 million, through March 21, 2005, of which up to $8 million will be a revolving loan and $4 million will be a term loan, at an interest rate of 2.75% per annum above the Adjusted Eurodollar Rate or 0.75% per annum above Prime, plus customary servicing costs and unused facility fees. Amounts advanced to the Company under this credit facility are limited to a stated borrowing base which is calculated as a percentage of certain inventory less specific reserves (as defined in the credit agreement). The Company's receipts will be applied daily to the revolver component of the loan requiring the Company to borrow daily to meet cash flow needs. The credit facility is collateralized by substantially all of the Company's U.S. and USVI based assets, including all the U.S. and USVI based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries and a first priority leasehold mortgage over the St. Thomas building occupied by the Company as its headquarters and main warehouse. This credit facility became available after the Company's quarter end of February 23, 2002, and accordingly, no borrowings under this facility have been reflected in the financial statements contained in this report.

         This facility replaces the Company's previous credit arrangement with Chase which allowed the Company to borrow up to $3.75 million, through June 1, 2002 with an option to extend the facility through November 30, 2002, subject to certain conditions, at an interest rate of 3% per annum above LIBOR. In addition, the Company issued to Chase a warrant to purchase the number of shares of common stock equal to 0.31% of the shares of common stock outstanding (on a fully-diluted basis) on the date of exercise for an aggregate purchase price of $50,000. The warrant expires on February 28, 2003. As of February 23, 2002 and May 26, 2001, the Company had utilized $3.65 million and $0 of this facility, respectively, and no portion of the warrant had been exercised.

         In May 2001, all the Company's then current collateralized indebtedness was refinanced with the proceeds from the transaction with Tiffany which resulted in the Company receiving approximately $8.7 million in equity, net of associated expenses, and a $2.5 million revolving credit facility from Tiffany (collectively, the "Tiffany Transaction"). As a result of the Tiffany Transaction, the Company was also able to negotiate a new revolving credit facility with Chase, which has now been replaced with the facility from Congress.

         In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod, which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing loan, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert the preferred shares and/or its Class B Common Shares in WGI into common stock at a rate of one for one, or repurchase all or some Class A Common Shares of WGI, at a price of $1 per share. As of February 23, 2002, Almod had not acquired the preferred shares or Class B Common Shares of WGI because applicable governmental approval had not yet been obtained. Such governmental approval was subsequently received on March 15, 2002 and the purchase price was remitted to the Company. WGI is in the process of issuing the agreed upon number of preferred and Class B Common shares. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $138,705 has been amortized to expense in the nine-months ended February 23, 2002.

         Outstanding borrowings against collateralized credit facilities totaled $7.8 million and $4.0 million, net of unamortized discount, at February 23, 2002 and May 26, 2001, respectively. The weighted average interest rates incurred during fiscal 2001, 2000, and 1999 were approximately 10.9%, 9.6% and 8.4%, respectively.

       Capital expenditures were approximately $1.0 million for the nine-months ended February 23, 2002, compared to $0.8 million for the corresponding period last year.

NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement is effective for fiscal years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," establish a single accounting model for the disposal of long-lived assets, provide impairment criteria for all amortizable intangible assets and eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 extends discontinued operations reporting to any component of an entity with operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company is currently in the process of evaluating the impact, if any, of adopting SFAS No. 144 on the financial statements for fiscal 2003.

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

         Short-Term Risk of Disruption in Tourism

           Due to the events of September 11, 2001 and widespread concern about continuing terrorist acts directed against United States and foreign citizens, transportation facilities and assets, a substantial risk exists that significantly lower numbers of tourist will be willing to fly or travel on cruise ships during the 2001/2002 tourist season. This has impacted the Company's sales performance for the quarter ended February 23, 2002 and thus reduced the profitability of the quarter. It is likely that this trend will continue at least through September 2002.

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

         The Company's Business Depends on Tourism

           The Company's revenues depend upon tourism in the Caribbean, Alaska and Florida. During periods of economic slowdown, armed conflict or actions by terrorists, fewer tourist may travel to these destinations and, those who do, may make fewer purchases of luxury items. Tourist travel to these destinations depends upon the development of cruise ship, airline and hotel operations, the continued attractiveness of the Caribbean, Alaska and Florida compared to other leisure travel destinations and the efforts of local governments to promote tourism. Other factors such as poor weather, airline strikes, political and economic instability in the Caribbean and the availability of duty-free shopping could also affect tourism.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 15, 2002, the Company held its annual meeting of stockholders. The following is a report of the various matters voted on and the associated votes cast for each matter:

                                                                                                                            BROKER
                                                                                      FOR          AGAINST      ABSTAIN    NON-VOTES
                                                                                      ---          -------      -------    ---------
Proposal to amend the Company's Certificate of Incorporation to repeal Article
 VII regarding elimination of the division of directors into three classes and
 the establishment of a single class of directors who are elected annually         12,247,544      267,235       28,650    2,819,971

Proposal to elect Robert L. Baumgardner as a Class I Director                      15,300,988           --       62,412           --

Proposal to elect James E. Quinn as a Class I Director                             15,324,988           --       38,412           --

Proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Common
 Stock from 20,000,000 to 25,000,000                                               15,278,613       59,187       25,600           --

Proposal to amend Article IV of the Company's Certificate of Incorporation
 relating to rights of the holders of Common Stock that are duplicative of rights already provided under the Delaware General Corporation Law and the repeal of the designation of the Series A Junior Participating Cumulative
 Preferred Stock, all the shares of which have previously been canceled            12,234,245      298,634       10,550    2,819,971

Proposal to amend the Company's Certificate of Incorporation to repeal Article V
 relating to certain business combinations with interested stockholders            12,224,344      305,935       13,150    2,819,971

Proposal to amend the Company's Certificate of Incorporation
 to repeal Article VI relating to stockholder action                               12,231,419      301,559       10,451    2,819,971

Proposal to amend and restate Article VIII of the Company's
 Certificate of Incorporation regarding limitation of liability
 of the Company's directors                                                        15,027,446      322,704       13,250           --

Proposal to amend the Company's Certificate of Incorporation to repeal Article
 IX regarding standards for the Board of Directors' evaluations of mergers or
 acquisition offers or proposals in respect of the Company                         12,228,100      304,879       10,450    2,819,971

Proposal to amend the Company's certificate of Incorporation to repeal Article X regarding amendment and resatement of the
 By-Laws                                                                           15,031,170      321,780       10,450           --

Proposal to amend the Company's certificate of Incorporation to repeal Article
 XI relating to the elimination of super- majority voting provisions for
 amendment of the Certificate of Incorporation                                     12,230,299      302,979       10,151    2,819,971

Proposal to approve and adopt the Company's 2002 Employee
 Stock Purchase Plan                                                               15,053,216      298,534       11,650           --

Proposal to ratify the appointment of PricewaterhouseCoopers
 LLP as the independent certified public accountants of the
 Company for its fiscal year ending May 25, 2002                                   15,346,899        7,701        8,800           --

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.

            (a)   Exhibits:

                       The index to exhibits appears on the page immediately following the signature page of this report.

            (b)   Reports on Form 8-K during the quarter ended February 23,
                  2002:

                      On January 18, 2002, the Company filed a Current Report on Form 8-K disclosing the settlement of the class action lawsuit filed against the Company on March 22, 1999.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LITTLE SWITZERLAND, INC.


Date: April 8, 2002                  By:   /s/ Patrick J. Hopper
                                     --------------------------------------
                                     Patrick J. Hopper
                                     Chief Financial Officer,
                                     Executive Vice President and Treasurer
                                     Authorized Officer and Principal
                                     Financial and Accounting Officer

                                INDEX OF EXHIBITS

Exhibit
Number                                      Exhibit


(3)      Articles of Incorporation and By-Laws

3.1      The Second Amended and Restated Certificate of Incorporation of the
         Company.

3.2      The Third Amended and Restated By-Laws of the Company.

(10)     Material Contracts

10.1     The Little Switzerland, Inc. 1991 Stock Option Plan. (1)

10.2     The Little Switzerland, Inc. 1992 Employee Stock Purchase Plan. (2)

10.3 The Little Switzerland, Inc. 1992 Non-Employee Directors' Nonqualified Stock Option Plan. (3)

10.4     The Little Switzerland, Inc. 2002 Employee Stock Purchase Plan

10.5 Stock Purchase Agreement, dated as of May 1, 2001, between Tiffany & Co. International and the Company. (4)

10.6 Stockholder Agreement, dated as of May 1, 2001, between Tiffany & Co. International, Jewelcor Management, Inc., Seymour Holtzman and the Company. (4)

10.7 Registration Rights Agreement, dated as of May 1, 2001, between Tiffany & Co. International and the Company. (4)

10.8 Investor's Rights Agreement, dated as of May 1, 2001, between Jewelcor Management, Inc. and the Company. (5)

10.9 Loan Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company, and Tiffany and Co. (5)

10.10 Loan Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S. Wholesale, Inc., and Tiffany and Co. (5)

10.11 Loan Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (5)

10.12 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company and Tiffany and Co. (5)

10.13 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (5)

10.14 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (5)

10.15 Employment Agreement, dated as of August 17, 1999, between Robert L. Baumgardner and the Company (the "Baumgardner Agreement"). (6)

10.16 Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company (the "Hopper Agreement"). (6)

10.17 Amendment No. 1 to the Baumgardner Agreement, dated as of January 15, 2001. (7)

10.18    Amendment No. 1 to the Hopper Agreement, dated as of January 15, 2001.
         (7)

10.19    The Little Switzerland, Inc., 2000 Stock Option Plan. (7)

10.20 Loan and Security Agreement, dated March 22, 2002, by and among L.S. Holding, Inc., L.S. Holding (Florida), Inc., L.S. Wholesale, Inc., the Company and Congress Financial Corporation (Florida).

10.21 Term Promissory Note, dated March 22, 2002, issued by L.S. Holding, Inc. to Congress Financial Corporation (Florida).

10.22 Pledge and Security Agreement, dated March 22, 2002, by the Company to and in favor of Congress Financial Corporation (Florida).

10.23 Pledge and Security Agreement, dated March 22, 2002, by L.S. Holding, Inc. to and in favor of Congress Financial Corporation (Florida).

10.24 Guarantee, dated March 22, 2002, by the Company in favor of Congress Financial Corporation (Florida).

10.25 Guarantee, dated March 22, 2002, by L.S. Wholesale, Inc. and L.S. Holding (Florida) Inc. in favor of Congress Financial Corporation (Florida).

16.1 Letter dated May 31, 2001 from Arthur Andersen LLP addressed to the Commission. (8)

----------

(1) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Commission on July 10, 1992 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K, filed with the Commission on May 29, 1992 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Annual Report on 10-K, filed with the Commission on May 26, 1993 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to Tiffany & Co.'s Schedule 13D, filed with the Commission on May 10, 2001 and hereby incorporated by reference thereto.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 30, 2001 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1999, filed with the Commission on September 17, 1999 and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on April 10, 2001 and hereby incorporated by reference thereto.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 1, 2001 and hereby incorporated by reference thereto.