Form 10-K
period 2002-05-25
LITTLE SWITZERLAND INC/DE
filed 2002-08-26
CIK 875523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended May 25, 2002

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of August 16, 2002, 16,721,972 shares of $0.01 par value Common Stock of the registrant were outstanding of which 7,552,035 shares were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $2.37 per share for the registrant's Common Stock, as reported on the Over the Counter Bulletin Board as of August 16, 2002, was $17,898,323.

PART I

ITEM 1.  BUSINESS.

GENERAL

     Little Switzerland, Inc. ("Little Switzerland" or the "Company") is a leading specialty retailer of luxury items operating 20 distinctively-designed retail stores on five Caribbean islands (duty-free), Florida and Alaska. For a description of the Company's properties see Item 2,

"Properties." The Company markets a wide selection of high-quality products including jewelry, watches, crystal, china, gifts and accessories. The Company is the exclusive retailer of certain brand-name products on some islands, Key West and in some areas of Alaska. The Company's customers are primarily tourists from the United States.

     Little Switzerland, Inc. was incorporated in the state of Delaware on July 15, 1991.

     L.S. Wholesale, Inc. ("L.S. Wholesale"), L.S. Holding, Inc. ("L.S. Holding") and L.S. Holding (Florida), Inc. ("L.S. Florida") are wholly owned subsidiaries of Little Switzerland. Both L.S. Holding and L.S. Florida are currently operating retail outlets.

     The Company's executive offices are located at 161-B Crown Bay, St. Thomas, U.S.V.I. 00802, and its telephone number is (340) 776-2010. As of May 25, 2002, there were 10 subsidiaries of L.S. Holding, Inc. incorporated in various jurisdictions, of which six subsidiaries are currently operating retail outlets. L.S. Wholesale purchases and resells products to all of the Company's stores. As used throughout this report on Form 10-K, the terms fiscal 2002, 2001, and 2000 refer to the Company's 12-month periods ended May 25, 2002, May 26, 2001 and May 27, 2000, respectively. Unless otherwise specified, the term the "Company" as used in this Form 10-K includes Little Switzerland and its subsidiaries.

     The Company operates one industry segment consisting of the sale of luxury goods. The Company's business is managed as one segment, or one strategic unit, because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets. Executive Officers of the Company evaluate the performance of the Company's assets on a consolidated basis and accordingly, separate financial information for the Company's assets on a segment basis is not presented.

MERCHANDISING

     High-Quality Merchandise. Little Switzerland offers high-quality merchandise generally available in the world's finest stores and, in some locations, it is the exclusive retailer of certain brand name products. The Company sells internationally renowned product lines such as:

   Jewelry - Aaron Basha, Antonini, Chimento, DiModolo, John Hardy and Roberto
             Coin

   Watches - Baume Mercier, Breitling, Cartier, Concord, Corum, ESQ, Gucci,
             Movado, Omega, Oris, Rado, Raymond Weil, Tag-Heuer, Tissot and
             Zenith

   Crystal - Baccarat, Daum, Kosta Boda, Lalique, Orrefors, Swarovski and
             Waterford

   China/Gifts - Christofle, D'Argenta, Goebel, Herend, Lladro and Rosenthal.

   Tiffany - Tiffany & Co

   Other - Fragrance, Genuine Gemstone Globes

     Presentation of Merchandise. The Company places particular emphasis on effective merchandise presentation through well-designed stores situated in prime retail locations. The layout, fixtures and upscale presentation of merchandise creates an inviting and relaxed atmosphere, which is conducive to shopping for luxury items. The Company has placed a strong emphasis on customer service from a knowledgeable and courteous sales staff.

     Availability of Merchandise. Little Switzerland's customers are tourists, a large percentage traveling by cruise ship, who may be staying in one location only a short time. To meet the demands and interests of these tourists, the Company stocks a broad selection of luxury products and carries a significant inventory so that most items offered by a particular store are available for immediate delivery. The following table identifies the Company's significant customer groups as a percentage of sales based on data captured at the store level:

                                               YEAR ENDED
                              May 25, 2002     May 26, 2001     May 27, 2000
(ESTIMATED)              ---------------------------------------------------
Cruise ship passengers                 38%              46%              41%
Hotel guests                           43%              39%              34%
Other (1)                              19%              15%              25%
                         ===================================================
Total                                 100%             100%             100%

     (1) This category represents locals, drive in traffic, and any unclassified data.

     The Company experienced a decline in sales from cruise ship customers compared to the prior year. Prior to September 11, 2001 the Company was reporting positive sales increases over the prior year on cruise ship business despite reducing its participation in the cruise ship port lecturer promotional programs. At the same time, Little Switzerland began increasing its marketing efforts to hotel customers on all islands during Fiscal 2002. While the above factors have contributed to the decline of cruise ship passenger sales, the Company believes the most likely cause is a result of changes in cruise ship passenger demographics as a result of deep discounting by the cruise operators after the events of September 11th to fill larger ships.

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

PRODUCT LINES

     The Company operates in one industry segment consisting of the sale of luxury items. See Note 3 of the accompanying Notes to Consolidated Financial Statements under "Segment Information". The principal product lines offered by the Company are jewelry; watches; crystal, china and gifts; and the newly added Tiffany product line. The Company has focused its attention on building a business around its trademark and the world class brands it represents. During the last few years the Company has emphasized jewelry. While jewelry will continue to be an important category, the Company began placing a renewed emphasis on the watch business in Fiscal 2002. The Company's sales by product line as a percentage of total sales were as follows:

                                                 YEAR ENDED
                               May 25, 2002      May 26, 2001     May 27, 2000
                            --------------------------------------------------
Jewelry                                 41%               44%              38%
Watches                                 36%               34%              33%
Crystal, china and gifts                18%               21%              23%
Tiffany                                  1%                0%               0%
Other                                    4%                1%               6%
                            ==================================================
Total                                  100%              100%             100%

                                     JEWELRY

Currently, the most significant product line for Little Switzerland is jewelry (gold and gemstones). Jewelry items include rings, earrings, bracelets, necklaces, pendants and charms, which generally range in price from $50 to over $10,000. Many new branded jewelry lines were added over the past few seasons such as Aaron Basha, Antonini, Carrera Y Carrera, John Hardy, Oliva, and Stefan Hafner.

                                     WATCHES

The primary watch lines marketed by Little Switzerland during the last three fiscal years included such quality brand names as Baume Mercier, Breitling, Cartier, Concord, Corum, ESQ, Movado, Omega, Rado, Raymond Weil, Tag-Heuer, Tissot and Zenith. Retail prices for these watch lines also generally range from $100 to over $10,000.

The Swatch Group, which includes Omega, Rado, Longines, Tissot, Calvin Klein and Swatch, comprised 7.5%, 7.1% and 13.5% of the Company's sales in fiscal
2002, 2001 and 2000, respectively.

                       CRYSTAL, CHINA, GIFTS AND FLATWARE

The Company sells numerous lines of crystal, china, gifts and flatware, including Baccarat, Christofle, Daum, Goebel, Herend, Kosta Boda, Lalique, Lladro, Orrefors, Portmeirion, Rosenthal, Swarovski and Waterford. Prices generally range from $20 to $3,000. The Company continues to look at opportunities to expand this product category through the development of in store boutiques coupled with new unique product opportunities.

                                TIFFANY BOUTIQUES

The Company opened its first Tiffany Boutique in Barbados in December 2001 and in late fiscal 2002 began carrying a small assortment of Tiffany products in two other stores. The Company plans to continue this expansion of Tiffany boutiques with the planned openings of two new boutiques in the Company's flagship stores in St Thomas and Aruba. Similar to the Company's other key suppliers, Little Switzerland's agreement with Tiffany is not based on a binding agreement and therefore the Company's ability to open additional Tiffany Boutiques or continue existing Tiffany Boutiques in operation is subject to the approval of Tiffany and Company which may not be forthcoming or could be withdrawn. The Company believes the loss of this expansion opportunity would not immediately impact the Company's operating results.

                                      OTHER

In fiscal 2002, the Company introduced a line of high quality genuine gemstone globes, which performed exceptionally well during the year. The Company plans on expanding its assortment of similar type products by the addition of new product lines as opportunities arise. Prior to fiscal 1999, the Company sold accessories such as sunglasses, costume jewelry and leather products. During fiscal 1999, the Company made the decision to liquidate the inventory in its accessory category and re-merchandise this category with a limited assortment of price point top-selling items.

PRICING

     Little Switzerland seeks to price its branded merchandise at levels that compare favorably to prices generally available for the same products in the United States. The majority of inventory purchased by the Company is at a cost often lower than the cost to retail stores in other markets because the Company does not have to pay a duty or tariff on most incoming products. In addition, since the Company purchases inventory directly from manufacturers, price advantages are passed along to the customer. Within the Caribbean, there are no sales taxes in the jurisdictions in which the Company operates. In addition, tourists from the United States may bring certain amounts of merchandise home from the Caribbean duty-free. The Company regularly monitors prices available for comparable merchandise in the United States and adjusts pricing structures to maintain Little Switzerland's competitive advantage. Any changes to the duty and tariff, and sales tax laws throughout the Caribbean could have an impact on the Company's ability to offer favorable pricing and consequently could have a material adverse effect on the Company's gross margins and operating results and cash flows.

     Little Switzerland makes manufacturers' warranties available to its customers and generally accepts the return of merchandise within 30 days of its purchase. Merchandise returns historically have been nominal, and accordingly, the Company does not maintain a reserve for sales returns. Although the Company does not anticipate or expect the amount of returns to increase materially, any significant future rise in returns could have an impact on the Company's operational results.

PURCHASING AND DISTRIBUTION

     Little Switzerland purchases its merchandise from suppliers worldwide. The Company has developed long-term relationships with a number of its key suppliers and the Company believes these relationships are an important factor in its success. These relationships have enabled the Company to become the exclusive authorized retailer of selected brands of merchandise in certain locations and/or sharing distribution with a limited number of competitors. Most of these relationships are not based on binding agreements with suppliers, but rather are based on factors such as the Company's effective presentation of product lines and the suppliers' long-standing relationships with the Company. The Company believes that the loss of any major supplier could materially adversely affect the Company's results of operations.

     There is a historical buildup of product coming into the Fall/Winter season, the start of the Caribbean high season. With the exception of Alaska, merchandise is shipped by vendors primarily to the Company's distribution facility in St Thomas; however, vendors also ship certain merchandise to other warehouse facilities operated by the Company that supply the stores in their respective regions. With the Company's growth in Alaska and expansion into Key West, the Company has begun to look for competitively priced U.S. suppliers in the non-branded categories. Although the Company does not receive duty savings, pricing is very competitive and the Company is able to replenish merchandise on a timely basis resulting in improved inventory turn on these domestic lines.

     The Company is developing a more efficient reordering process for basic, high turnover merchandise in season, which has required changes to the Company's infrastructure in order to accommodate these measures. To this end, the Company is embarking on a major upgrade of its store point of sale systems as well as an upgrade to its merchandise system. See Managements Discussion and Analysis, "Liquidity".

MARKETING AND ADVERTISING

     In Fiscal 2002, 2001 and 2000, Little Switzerland spent approximately $1.1 million, $2.8 million and $2.1 million, respectively, on advertising, net of amounts contributed by vendors to Little Switzerland. The Company's marketing plan includes third party circulations, creation and circulation of a Little Switzerland catalogue, limited involvement with on-board ship programs and targeted hotel marketing.

      The Company and vendors jointly advertise in high-circulation travel publications. These include island specific magazines, cruise line magazines, travel magazines, and in-flight magazines. These publications are distributed to the overnight guest and cruise ship passengers on each island and Alaska where Little Switzerland stores are located.

     The Company previously participated in the on-board promotional port lecturer programs offered by cruise lines. In late 2001, the Company reviewed the cost of participating in these programs with the sales generated and as a consequence thereof concluded that the program, as structured, had lost effectiveness. In May 2001, the Company notified the largest operator of the port lecturer program of the Company's decision to discontinue its participation in the port lecturer program. The Company believes that the elimination of this program's cost has offset any sales shortfall and continues to monitor the impact. The events of September 11, 2001 had a negative impact on cruise ship travel, which have distorted the Company's ability to effectively evaluate this decision. The Company continues to experiment with various forms of advertising on cruise ships using the Fiscal 2003 Alaska season as a test market.

     The Company has redeployed a portion of the savings from the port lecturer program into the creation and distribution of the Little Switzerland catalogue, which has been a very effective marketing tool, coupled with increased incentives for sales associates.

     The Company continues to increase its marketing to the hotel customer. This customer segment is an ongoing growth opportunity for the Company in key markets such as Aruba, Barbados, Curacao, and Key West as well as other markets to a smaller extent. The Company is developing innovative marketing promotions geared directly at this group to increase store traffic.

     On September 5th 2000, the Company's website, www.littleswitzerland.com, was activated. The Company does not sell products on this website but believes it to be a valuable marketing tool to existing customers and an excellent support tool for the Company's mail order department. The Company is currently re-designing its website and anticipates to relaunch the site in mid fiscal 2003.

     Finally, the Company is placing emphasis on in-store point of sale promotional and informational materials. As the Company works to draw customers to its stores through innovative marketing programs, management believes that it is critical to develop both in-store presentation and signage to assist our employees in closing sales transactions.

COMPETITION

     The Company's markets contain numerous retail stores and the competition for tourist dollars is intense. Little Switzerland also competes with stores selling similar products in the United States and in other markets where tourists travel. The majority of the Company's local competitors are independently owned stores and, typically, one major local competitor will carry the variety of brand name luxury products that Little Switzerland markets. The Company believes that its present and past status as an authorized retailer of certain world class brand name products in a number of markets enhances its competitive position. Expansion by a local competitor carrying the brands that Little Switzerland carries could adversely affect the Company's ability to compete in its markets.

EMPLOYEES

     As of May 25, 2002, Little Switzerland employed approximately 447 employees. The number of employees, including the number of sales personnel, varies from season to season based on the

Company's needs. Currently, the Company has no collective bargaining agreements and has never experienced a work stoppage.

MANAGEMENT CHANGES

     On February 15, 2002, the Board of Directors appointed Richard Sasso to the Board to serve until the Company's next annual meeting. On March 25, 2002, Mr. Sasso accepted this appointment thereby becoming the fifth board member of the Company and filling the existing vacancy. Mr. Sasso brings over thirty years of experience as a senior officer with a premier cruise company.

SEASONALITY

     The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean and Alaska. The peak selling season in the Caribbean runs from late Fall through Spring; the peak selling season in Alaska runs from Spring through Summer. Working capital requirements generally reflect this seasonality as the Company increases its inventory in anticipation of the applicable peak selling season. With the growth of the Alaska market, the Company has a tremendous build up of inventory in anticipation of the summer selling season for this market, which, at the end of the Alaska season the inventory is collapsed into the Company's other markets. With the growth of the Key West market, the Company is working to timely transfer the Alaska inventory to this market as well as other Caribbean markets in time for the upcoming selling season. The Company continues to test new products in Alaska, and if successful, introduces them into the Caribbean stores in time for the start of the winter cruise season.

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

     Customers. The instability in South America as well as the recent impact of high profile U.S. corporate bankruptcies on the U.S. stock markets has made consumers more cautious when vacation traveling. Continued uncertainty in these key world markets could have an adverse effect on spending on high end merchandise and thus have a material adverse effect on Little Switzerland's operating results.

     Patents and Trademarks. The Company owns a number of licenses, trademarks and trade names. Except for the trademarks and trade names related to "Little Switzerland," the Company does not believe such intellectual property is material to Little Switzerland. The Company has identified markets that are likely candidates for the Company's expansion, however the current use of the LITTLE SWITZERLAND trademark by third parties in one or more of these markets could delay or prevent the Company's entry into such markets.

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

The Company Has Had Substantial Operating Losses in Recent Fiscal Years

   The Company has had substantial operating losses in its recent fiscal years. For the fiscal years ended May 25, 2002, May 26, 2001 and May 27, 2000, the Company's net losses were approximately $4.5 million, $7.6 million and $15.5 million, respectively. If the Company is unable to generate sufficient revenue from operations to cover its costs, its business, financial condition and results of operations will be materially and adversely affected.

The Company May Need Additional Financing

   The Company may need additional capital to finance its growth and working capital needs. The Company can provide no assurance that it will obtain additional financing sufficient to meet its needs on commercially reasonable terms or otherwise.

If Sales Forecasts Are Not Met the Company May Need to Implement a Contingency Plan

   The Company's current operating plan is based on certain forecasts made by management regarding sales and other operating components. If the Company's actual sales fall substantially below what is forecast due to economic conditions, future terrorist attacks, weather in the Company's markets or other events beyond the Company's control, the Company may need to implement a contingency plan that would include measures to preserve and improve the Company's cash flow such as inventory liquidations and other cost control measures.

Short-term Risk of Disruption in Tourism

   Due to the events of September 11, 2001 and widespread concern about continuing terrorist acts directed against the United States and foreign citizens, transportation facilities and assets, a substantial risk exists that lower numbers of tourist will be willing to fly or travel on cruise ships during the upcoming tourist seasons. This has impacted the Company's sales performance and profitability for the year ended May 25, 2002. It is likely that this trend will continue at least through October 2002.

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

The Company's Business Depends on Tourism

   The Company's revenues depend upon tourism in the Caribbean, Alaska and Key West. During periods of economic slowdown, fewer tourists may travel to these destinations and those who do may make fewer purchases of luxury items. Tourist travel to these destinations depends upon the development of cruise ship, airline and hotel operations, the continued attractiveness of the Caribbean, Alaska and Key West compared to other leisure travel destinations and the efforts of local governments to promote tourism. Other factors such as poor weather, airline strikes, political and economic instability in the Caribbean and the availability of duty-free shopping could also affect tourism.

The Company Depends on Its Relationships with Its Suppliers

   The Company's relationships with its merchandise suppliers are an important factor in its business and have allowed the Company to become the exclusive retailer of certain brands of merchandise in its Caribbean, Alaskan and Key West markets. However, the Company does not have binding written agreements with most of its suppliers, so it can provide no assurance that it will remain the exclusive retailer for certain brands or that it will not lose the right to market certain brands altogether.

The Company Needs to Expand to Grow Its Business

   The growth of the Company's business depends in part on the addition of new stores, expansion into other Caribbean islands and tourist destinations where the Company does not have stores and the expansion of existing stores and product lines. The Company's ability to expand depends upon many factors, including the availability of financing, the development of tourist facilities in proposed locations, its ability to find suitable retail space, store staffing, availability of management to execute the growth strategy, regulatory restrictions, third-party trademark rights and establishing suppliers.

Competition May Adversely Affect the Company's Business

   Competition for tourist dollars in the Caribbean, Alaska and Key West is intense. The Company's ability to attract customers depends in large part on the location and appearance of its stores, its selection of products and pricing. The Company also competes with stores selling similar products in the United States or in other markets from which tourists have traveled.

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

SEC Rules Concerning Sales of Micro-Cap Securities May Hinder Re-Sales of the Company's Common Stock.

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

ITEM 2.  PROPERTIES.

     Little Switzerland's 20 stores operating today are all situated in desirable retail locations and are designed to place the customer in an environment that is conducive to the purchasing of luxury items. Most stores are decorated in a similar fashion to present a consistent theme of luxury retailing. The Company will need to remodel some of its stores over the next few years to bring all stores up to a consistent standard. Stores are located in areas that are easily accessible to tourists, often in duty-free ports visited by cruise ships. The quantity and mix of products carried by Little Switzerland stores vary from location to location based on store size and tourist buying patterns and preferences.

     In addition to approximately 56,000 square feet of selling space, the Company has approximately 35,000 square feet of warehouse space, 11,000 square feet of which is at the Company's main warehouse on St. Thomas. The Company occupies the building on St. Thomas which functions as a headquarters and warehouse, on land leased from the Virgin Islands Port Authority under a 10-year ground lease with two five-year extension options. Currently, the Company is operating in its first five-year option period and has already exercised its second and final five-year option term which expires in July 2009. This lease may be terminated by the lessor prior to the expiration of its term, subject to payment to the Company of the fair market value of the Company's improvements.

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

     On June 12, 2001, the Company completed a transaction with Columbian Emeralds, Inc. ("CEI") to sublet CEI's Key West, Florida store and acquire the furniture and fixtures therein, and also assumed the lease of CEI's former Perfect Time store adjacent to the Company's flagship store on Main Street in St. Thomas, U.S.V.I. The Company paid CEI $350,000 in connection with the foregoing transaction. The Key West store is a 2,300 sq. ft. location, which operated as a clearance center until November 19, 2001 when it was re-opened with some of Little Switzerland's finest timepieces as well as jewelry from renowned European and American designers.

     On July 31, 2001, the Company decided not to renew its lease at its Gift Market store in St. Thomas and vacated this location as of May 25, 2002. With the recent expansion of the Company's flagship store on Main Street in St. Thomas, the Company has successfully provided all of the premier brands sold in the Gift Market store with Main Street frontage not available at the Gift Market location. The Company will continue to look for opportunities to give china and crystal suppliers better positioning in existing stores as well as new locations.

     On November 19, 2001, the Company opened its second location in Key West, Florida, an approximate 700 square foot location in the Key West Hilton Hotel.

     On December 15, 2001, the Company opened its first Tiffany Boutique, which is approximately 1,200 square feet, in its store in Barbados.

     On February 2, 2002, the Company opened its third location in Key West, Florida, an approximately 2,000 square foot location on Duval Street. This location complements the other two Key West locations currently operated by the Company. The Company looks to open multiple stores when entering a market to leverage its investment in the market. Typically the Company looks for locations that are positioned throughout the market to take advantage of traffic patterns as well as position stores to have multiple opportunities to capture the cruise customer who has limited shopping time on-shore.

     On March 21, 2002, the Company completed a transaction with the David Green Group ("DGG") to sublet DGG's Ketchikan, Alaska store and acquire the majority of inventory remaining in this location. This Ketchikan store is an approximate 2,400 square foot location, which was originally operated by Little Switzerland from 1995 through 1999 and was sold as the Company's financial situation had deteriorated.

Set forth below is a schedule of the Company's retail store locations:

ISLAND / CITY            COUNTRY / STATE                 ADDRESS

Aruba                    Netherland Antilles             Caya G.F. Betico Croes
Aruba                    Netherland Antilles             Royal Plaza
Aruba                    Netherland Antilles             Holiday Inn Hotel
Aruba                    Netherland Antilles             Wyndham Hotel
Aruba                    Netherland Antilles             Allegro Hotel
Aruba                    Netherland Antilles             Tamarijin Hotel
Barbados                 West Indies                     Broad Street
Curacao                  Netherland Antilles             Breedestraat
Juneau                   Alaska                          Franklin Street
Ketchikan                Alaska                          Mission Street
Skagway                  Alaska                          5th Street
Skagway Jr               Alaska                          2 1/2nd Street
Key West                 Florida                         Front Street
Key West                 Florida                         Hilton Resort
Key West                 Florida                         Duval Street
St. Martin               French West Indies              Rue de la Liberte
St. Maarten              Netherland Antilles             Front Street
St. Thomas               U.S. Virgin Islands             Main Street
St. Thomas               U.S. Virgin Islands             Norre Gade
St. Thomas               U.S. Virgin Islands             Havensite Mall

ITEM 3.  LEGAL PROCEEDINGS.

         ONBOARD MEDIA

     On or about March 1, 2002, OnBoard Media, Inc. filed a nine count complaint against L.S. Holdings (USA), Inc., d/b/a/ Little Switzerland, alleging that Little Switzerland had breached an advertising contract by failing to pay for advertising services. The litigation was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida. Prior to engaging in litigation, OnBoard Media offered to settle the litigation for the sum of $133,050. Little Switzerland accepted the settlement offer and the settlement was approved by the court pursuant to an order dated April 29, 2002.

     The Company is also a party to various pending litigation, claims, assessments and proceedings in the ordinary course of business. Management of the Company believes that these legal proceedings and claims should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended May 25, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

     The Company's Common Stock currently is traded on the over-the-counter bulletin board under the symbol "LSVI". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Over-the-Counter Bulletin Board.

                                             HIGH            LOW
                                             ----            ---
FISCAL YEAR ENDED MAY 25, 2002

Quarter ended August 25, 2001                $2.55          $1.35
Quarter ended November 24, 2001              $2.38          $1.02
Quarter ended February 23, 2002              $2.12          $1.41
Quarter ended May 25, 2002                   $2.10          $1.77

FISCAL YEAR ENDED MAY 26, 2001

Quarter ended August 26, 2000                $1.13          $0.22
Quarter ended November 25, 2000              $0.94          $0.50
Quarter ended February 24, 2001              $1.22          $0.66
Quarter ended May 26, 2001                   $1.56          $0.88

(b) Holders

     As of May 25, 2002, there were 126 holders of record of the Company's Common Stock. Certain of the Company's stockholders hold shares under "street name" and are not identified individually. Accordingly, the Company estimates that it has a total of approximately 985 beneficial stockholders. As of May 25, 2002 the Company had 16,708,570 shares of Common Stock outstanding of which 9,156,535 shares were held by affiliates of the Company and 7,552,035 shares were held by non-affiliates.

(c) Dividends

     The Company has never paid cash dividends on its Common Stock. Pursuant to the Company's loan agreements with Tiffany and Congress, as discussed in Note 7 of the accompanying Notes to Consolidated Financial Statements, the Company may not declare or pay any dividend or make any distribution on its capital stock or make any distribution of assets to its stockholders, whether in cash, assets or obligations, or allocate or otherwise set aside any sum for the payment of any dividend or distribution by reduction of capital or otherwise in respect of any shares of its capital stock. The Company presently intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

                      EQUITY COMPENSATION PLAN INFORMATION

                                        Number of Securities        Weighted-average       Number of securities
                                         to be issued upon          exercise price of      remaining available
                                            exercise of                outstanding         for future issuance
                                        outstanding options,        options, warrants          under equity
      Plan Category                     warrants and rights            and rights           compensation plans
    -------------------                 --------------------        -----------------      --------------------
Equity compensation  plans
approved by security holders                      1,099,500                   $ 0.79                  1,123,000

Equity compensation plans
not approved by security
holders                                             425,000                   $ 0.56                         --

                                              -------------                                        ------------
Total                                             1,524,500                                           1,123,000
                                              =============                                        ============

RECENT SALES OF UNREGISTERED SECURITIES

     ESPP shares

     Due to an administrative error, between January and June 2001 approximately 60,989 shares of Common Stock were subscribed for by the Company's employees in excess of the 100,000 share reserve under the Company's 1992 Employee Stock Purchase Plan. Because of this inadvertent error, these shares were not registered under the Company's Form S-8 covering the shares issued under the plan. The 60,989 shares subscribed for in excess of the share reserve were issued to the employees who subscribed for such shares. Appropriate disclosures regarding tax and securities law matters were provided to the affected employees in connection with the share issuance and the issuance was appropriately accounted for in the fiscal 2001 Annual Report on Form 10-K.

       On May 1, 2001, in consideration of the execution of the several related loan agreements with The Chase Manhattan Bank ("Chase"), discussed in Note 7 to the accompanying Notes to Consolidated Financial Statements, the Company granted to Chase a warrant to purchase the number of shares of common stock equal to ..31% of the shares of common stock outstanding (on a fully diluted basis) on the date of exercise for an aggregate purchase price of $50,000. This warrant expires on February 28, 2003. The sale and issuance of the securities described in this paragraph were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of section 4(2) of the Securities Act.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The table below presents selected consolidated financial data of the Company as of and for the five fiscal years ended May 25, 2002, May 26, 2001, May 27, 2000, May 29, 1999 and May 30, 1998. This data has been derived from the historical audited consolidated financial statements of the Company and should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements, including the notes thereto, included elsewhere herein. The historical results are not necessarily indicative of results to be expected for any future period.

                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                        Fiscal Year Ended
                                             -----------------------------------------------------------------------

                                               MAY 25,         MAY 26,        MAY 27,        MAY 29,        MAY 30,
                                                2002            2001           2000           1999            1998
                                               ------          -------        -------        -------        ------
INCOME STATEMENT DATA:

Net sales                                     $  59,624      $  56,276      $  55,026      $  76,435      $  100,368

Operating loss                                   (3,817)        (6,524)       (13,320)        (8,527)         (1,165)

Loss before income taxes and cumulative
effect of change in accounting principle      $  (4,387)     $  (7,568)     $ (14,436)     $  (9,882)     $   (2,705)

Net (loss) income                             $  (4,508)     $  (7,600)     $ (15,456)     $ (11,082)     $   (3,803)

PER SHARE DATA:

Basic and diluted loss per share before
cumulative effect of change in
accounting principle                          $   (0.27)     $   (0.82)     $   (1.79)     $   (1.29)     $    (0.42)

Basic and diluted loss per share              $   (0.27)     $   (0.82)     $   (1.79)     $   (1.29)     $    (0.45)

BALANCE SHEET DATA:

Total assets                                  $  48,508      $  45,333      $  42,479      $  60,844      $   77,151

Current debt                                      2,540              -         10,175         13,275          10,050
Long-term debt                                $   8,207      $   4,022      $       -      $       -      $    3,894

OPERATING DATA:

Gross profit margin                                44.9%          43.7%          35.1%          40.4%           42.5%

Operating (loss) income margin                     (6.4)%        (11.6)%        (24.2)%        (11.2)%          (1.2)%

Stores open at period end                            20 (a)         18             18(b)          22(c)           26

Comparable store net sales
(decrease)increase                                 (3.8)%         11.7%         (18.2)%(d)     (21.7)%(e)        8.7%

   (a) In fiscal 2002, the Company opened three stores in Key West, Florida, relocated one store in Ketchikan, Alaska, and closed one store in St. Thomas and one store in Alaska.
   (b) In fiscal 2000, as part of the Company's turnaround plan, four stores were sold.
   (c) In fiscal 1999, the Company closed four stores.
   (d) Decrease due primarily to turnaround measures taken by the Company throughout the fiscal year.
   (e) Decrease due primarily to the loss of distribution relationship with Rolex in fiscal 1999.

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

     The future operating results and performance trends of the Company may be affected by a number of factors, including the Company's relationship with its existing lenders, the volume of tourism in the Company's markets, the Company's relationships with its suppliers, the Company's ability to expand and add new product lines, weather conditions in the Company's markets, and economic conditions that affect the buying patterns of the Company's core customer base. In addition to the foregoing, the Company's actual future results could differ materially from forward-looking statements as a result of the risk factors set forth under "Risk Factors" in Item 1 above and changes in general economic conditions and interest and exchange rates.

     The following represents the components of operating results for the fiscal years ended:

                                                       Fiscal Year Ended
                                        ----------------------------------------------
                                               May 25,        May 26,        May 27,
                                                2002           2001           2000
                                        ----------------------------------------------
Net sales                                        100.0%         100.0%         100.0%
Cost of sales                                     55.1           56.3           64.9
                                        ----------------------------------------------
Gross profit                                      44.9           43.7           35.1

Selling, general and administrative
expenses                                          51.3           57.7           59.3

Gain on insurance proceeds                         0.0            2.4            0.0
                                        ----------------------------------------------
Operating loss                                    -6.4          -11.6          -24.2
Interest expense, net                              1.0            1.8            2.0
                                        ----------------------------------------------
Loss before income taxes                          -7.4          -13.4          -26.2

Provision for income taxes                         0.2            0.1            1.9
                                        ----------------------------------------------
Net loss                                          -7.6%         -13.5%         -28.1%
                                        ==============================================

RECENT DEVELOPMENTS

     On August 12, 2002, TSAC Corp. ("TSAC"), an indirect wholly owned subsidiary of Tiffany & Co., announced that it had entered into a stock purchase agreement with Seymour Holtzman and certain of Mr. Holtzman's affiliates, to purchase their shares of the Company (which represents approximately 12% of the outstanding common stock of Little Switzerland) for $2.40 per share. The agreement is conditioned upon TSAC successfully completing a tender offer for the shares of common stock not owned by Tiffany and Mr. Holtzman and his affiliates which would result in TSAC owning at least 90% of the outstanding stock of the Company, on a fully diluted basis. This 90% condition may be waived by TSAC and the shares of Mr. Holtzman and his affiliates along with any other shares tendered may be purchased by TSAC whether or not at least 90% of the common stock is tendered. The tender offer is also subject to a non-waivable condition that a majority of the shares not owned by Tiffany and Mr. Holtzman and his affiliates be tendered in the offer. The tender offer commenced on August 15, 2002 and will expire on September 13, 2002 unless extended. The independent member of the Board of Directors of Little Switzerland is currently evaluating the tender offer and the Company has ten working days from the offer commencement date to advise the Company's stockholders of the Company's position on this matter.

     On July 18, 2002, the Company agreed in principle with Tiffany & Co. to open two new Tiffany boutiques in its flagship stores in Main Street, St. Thomas and the Company's Royal Plaza store in Aruba. The boutiques are expected to open in the second quarter of fiscal 2003 and will bring the total number of the Company's Tiffany boutiques to three.

     On February 15, 2002, the Board of Directors appointed Richard Sasso to the Board to serve until the Company's next annual meeting. On March 25, 2002, Mr. Sasso accepted this appointment thereby becoming the fifth board member of the Company and filling the existing vacancy.

     On March 15, 2002, the Company received $600,000 as consideration for the purchase of 31,302 shares of preferred stock in World Gift Imports (Barbados), Ltd. ("WGI") (a subsidiary of the Company) and 23,774 shares of Class B common shares in WGI pursuant to the transaction with Diamonds International Ltd. ("Almod") discussed in Note 17 of the accompanying Notes to Consolidated Financial Statements included in this report.

     On March 21, 2002, the Company completed a transaction with the David Green Group ("DGG") to sublet DGG's Ketchikan, Alaska store and acquire the majority of inventory remaining in this location. This Ketchikan store is an approximate 2,400 square foot location, which was originally operated by Little Switzerland from 1995 through 1999 and sold as the Company's financial situation had deteriorated.

     On March 22, 2002, the Company established a senior collateralized revolving and term loan credit facility with Congress Financial Corporation ("Congress"), which allows the Company to borrow up to $12 million, through March 21, 2005, of which up to $8 million will be a revolving loan and $4 million will be a term loan, at an interest rate of 2.75% per annum above the Adjusted Eurodollar Rate or 0.75% per annum above Prime plus customary servicing costs and unused facility fees. Amounts advanced to the Company under this credit facility are limited to a stated borrowing base which is calculated as a percentage of certain inventory less specific reserves (as defined in the credit agreement). The Company's receipts will be applied daily to the revolver component of the loan requiring the Company to borrow daily to meet cash flow needs. The credit facility is collateralized by substantially all of the Company's U.S. and U.S.V.I. based assets, including all the U.S. and U.S.V.I. based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries and a first priority leasehold mortgage over the St. Thomas building occupied by the Company as its headquarters and main warehouse.



CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of results of operations and financial condition are based upon the Company's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, long-lived assets, medical claims incurred but not reported ("IBNR"), provisions for income taxes and realizability of net operating loss carryforwards ("NOL's"). Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of the Company's consolidated financial statements:

Sales returns: Sales are recognized at the "point of sale," which generally occurs when merchandise is sold in an "over-the-counter" transaction. The Company's customers have the right to return merchandise for up to 30 days. Sales are reported net of returns. The Company does not maintain a reserve for potential product returns as the historical amount has been nominal.

Inventory: The Company wrote down, through a reserve, inventory acquired which was calendar year 1998 and older based on an unsuccessful sale of these goods to a third party liquidator in November of 1999. For receipts after 1998, the Company establishes a reserve to write-down its inventory for discontinued, slow-moving and unmarketable inventory. This write-down is equal to the difference between the cost of inventory and its estimated fair market value based upon assumptions about past and future demand taking into consideration current inventory levels and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As the Company's stores are located in tourist markets with a constantly changing customer base, liquidation recoveries are generally higher than a typical retailer, thus reducing the level of markdowns required. The Company's inventory is valued using the "average cost method" of inventory valuation.

Long-lived assets: The Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances occur, the Company reviews long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. After evaluating various factors, if it is determined that an impairment loss has occurred, the loss is recognized during the period in which the determination is made.

IBNR: The Company establishes a reserve for incurred but not reported self-insured medical claims as of the end of the fiscal year. The reserve is based on an estimated percentage of a year's expected claims for each significant category of medical coverage which includes medical/vision, dental and prescription drugs.

Income tax liability: The Company periodically reviews its tax liabilities and maintains a liability, which, in management's opinion, adequately covers the exposure that could result from the Company's restructuring activities as well as any domestic or foreign tax reviews.

Realizability of NOL's: The Company has generated a significant amount of tax losses as a result of losses from operations over the past years. As the Company is unable to file a consolidated tax return, each of the Company's subsidiaries accumulates tax losses separately and are unable to utilize current or carryover losses against the taxable income (if any) of other subsidiaries. As a result the Company has established a full valuation allowance against these NOL's on its balance sheet as management believes they are less likely than not to be realized in the future based on the Company's past operating performance. The Company has also factored into its review, limitations in the use of NOL's resulting from changes in ownership as outlined by the Internal Revenue Service. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, and in the event the Company was able to generate income in a particular jurisdiction sufficient to utilize losses, the allowance would be reviewed, and an adjustment to the valuation allowance would be credited to earnings in the period in which such determination was made.


RESULTS OF OPERATIONS


FISCAL 2002 COMPARED TO FISCAL 2001

GENERAL

     The Company operated 20 luxury gift and jewelry stores as of May 25, 2002 and 18 stores as of May 26, 2001. The Company opened three stores during the year in Key West, Florida and relocated one store in Ketchikan, Alaska. In addition, the Company opened its first Tiffany Boutique in its store in Barbados. Due to the successful expansion of its flagship store on Main Street in St. Thomas, the Company decided not to renew its lease at its Gift Market store in St. Thomas and subsequently closed this store in May 2002. The Company has successfully provided the premier brands sold in the Gift Market store with Main Street frontage not available at the Gift Market location.

                                   STORE RECAP

                        Fiscal 2002 (1)       Fiscal 2001         Fiscal 2000
         Beg of year          18                   18                 22
          New stores           3                    2                  0
       Closed Stores          (2)                  (2)                (4)
          Relocation           1                    0                  0
         End of Year          20                   18                 18

   (1) The Company increased the size of its St. Thomas flagship store in Fiscal 2002 and 2001 by acquiring leases on the two adjoining spaces. This store is operated as one single store and therefore the additional spaces are not broken out as separate new store openings in the table above.

       The Company doubled the size of its hotel store in Allegro with non-adjoining space. This store is operated as a single store and therefore is not broken out as two stores in the table above.

       The Company did not extend the lease on the Ketchikan property operated by the Company in fiscal 2001 as a new location which was originally built and operated by Little Switzerland from 1992 - 1995 became available. This store is shown as a relocation and closing in the above table.

The Company's ability to expand its existing stores as well as integrate its new stores will have a significant impact on the Company's future profitability.

NET SALES

The Company's net sales for the previous three fiscal years were as follows:

                                              $ Change From Previous                             Comparable Store %
                          Net Sales (in           Fiscal Year (in          % Change From        Change From Previous
                            millions)                millions)          Previous Fiscal Year         Fiscal Year
                        -----------------     ----------------------    --------------------    --------------------
   Fiscal 2002            $       59.6            $        3.3                         5.9%                    (3.8)%
   Fiscal 2001            $       56.3            $        1.3                         2.3%                    11.7%
   Fiscal 2000            $       55.0            $      (21.4)                      (28.0)%                  (18.2)%

     The expanded flagship store in St. Thomas and the three new stores in Key West, Florida along with the relocated store in Ketchikan, Alaska have helped to contribute to the Company's increase in sales from the prior fiscal year. The Company had been generating improved comparable store sales prior to the events of September 11, 2001. Comparable sales for the 16 days prior to September 11, 2001 had been increasing at a rate of approximately 24%, continuing the performance experienced in the first quarter, which reported a comparable sales increase of 22.4%. Since September 11, 2001, comparable store sales have remained suppressed resulting from reduced tourist travel, unseasonably warm winter weather in the East coast of the United States, the sluggish United States economy, and uncertainties in the financial markets.

                                 % Change From                     % Change From                   % Change From
                   Net Sales        Previous        Net Sales         Previous        Net Sales       Previous
                     Alaska        Fiscal Year       Key West        Fiscal Year    Other Makets      Fiscal Year
                   ----------     -------------    ------------     -------------   --------------   -------------
   (IN MILLIONS)
   Fiscal 2002     $     5.2              79.7%      $    4.4                 -         $ 50.0              (6.4)%
   Fiscal 2001     $     2.9             (12.1)%     $      -                 -         $ 53.4               3.2%
   Fiscal 2000     $     3.3             (32.4)%     $      -                 -         $ 51.7             (27.7)%

     In order for the Company to obtain the working capital required to successfully run its business, the Company needed to grow the U.S. side of its business and accordingly, the Company placed a heavy emphasis on its Alaska and Key West markets during fiscal 2002. This strategy was emphasized after the events of September 11, as tourist travel to the Caribbean markets took a severe downturn which negatively impacted the performance at many of the Company's stores. Due to this strategy focus, Alaska and Key West accounted for approximately 16.2% of Little Switzerland's fiscal 2002 business as compared to 5.2% in fiscal 2001 and provided the Company with sufficient U.S. based assets to collateralize a new working capital facility. Management believes these markets will continue to provide strong sales performances into the future.

     The Company's future sales will be highly dependent upon tourist travel and the United States economy. The Company expects tourism and cruise ship traffic to increase over the next year. Beginning in October 2002, the Company will be comparing sales and operating results to post September 11, 2002 results and currently projects better performance in all markets. Any further disruption in tourism will have a material adverse impact on the Company's future sales.

Gross Profit

     Gross profit as a percentage of net sales was 44.9% in fiscal 2002 compared to 43.7% for fiscal 2001. In the prior fiscal year, the Company recorded a write-down in connection with slow-moving merchandise in the amount of $1.0 million. Excluding this charge, the gross profit percentage in fiscal 2001 would have been 45.4%.

     In fiscal 2002, the Company aggressively liquidated aged merchandise in its U.S. based markets as part of its strategy to grow the U.S. side of its business. The Key West market in particular was initially stocked with a portion of the Company's aged merchandise, which was successfully liquidated with better than expected results. The Company now presents its traditional inventory selections in this market with a lesser amount of aged merchandise for sale.

     The inventory reserve calculation relies on a significant number of estimates and judgments made by management. Please see "Critical Accounting Policies" above for additional discussion of these estimates. As aged merchandise is sold, the Company releases the associated inventory reserve thereby reducing the negative impact on gross profit that would otherwise occur upon liquidation.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for fiscal 2002 decreased as a percent of net sales by 6.4% to $30.6 million, or 51.3% of net sales, in fiscal 2002 from 57.7% of net sales, or $32.4 million, in fiscal 2001.

     Contributing to the decrease in SG&A expense as a percentage of net sales were reductions primarily in advertising costs, insurance premiums and professional fees, offset by increases in occupancy related to the Company's expansion program. The Company eliminated its participation in the on-board promotional port lecturer programs offered by cruise lines, which had a dramatic impact in reducing the Company's advertising budget. The Company believes that the elimination of this program's cost has offset any sales shortfall and continues to monitor the impact of this change. The Company continues to test various forms of advertising on cruise ships using the fiscal 2003 Alaska season as a test market.

     The Company also reduced SG&A expenses by renegotiating its insurance program resulting in a significant reduction in premiums commencing in the beginning of the fiscal year. Finally, the Company incurred costs in the prior year associated with its turnaround efforts.

Net Interest Expense

     Net interest expense was $0.6 million in fiscal 2002, a 45.4% reduction compared to $1.0 million in fiscal 2001. The decrease in net interest expense reflects significantly reduced average borrowings along with lower average borrowing rates in fiscal 2002 compared to fiscal 2001. Included in interest expense for fiscal 2002 and 2001 is $184,940 and $92,470 of amortization attributable to note payable discount.

     Management expects interest expense and financing costs to increase in fiscal 2003 primarily as a result of amortization of the loan fees associated with the new credit facility, as well as an increase in capital spending for information systems, Tiffany Boutiques, new stores and other projects to improve and update the appearance of the stores.

Income Taxes

     The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 9.4% to 42.0% and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly owned subsidiary, L. S. Wholesale, which acts as a purchasing agent for products sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under Section 936 of the Internal Revenue Code of 1986, as amended ("IRC"). The tax credit allowed by this section has been eliminated for tax years beginning after December 31, 2005. The Company is currently reviewing its operating structure to determine if this change will have a material impact on its operations. L.S. Wholesale has also been granted benefits through the VI Economic Development Commission ("EDC"), formerly the Industrial Development Commission ("IDC"), which allows the Company a reduced tax rate on all income earned outside of the U.S.V.I., at a rate of 9.4% through August 2003. The lower tax rate had the effect of decreasing the net loss per share by $0.02 in fiscal 2002 and fiscal 2001. The Company has begun to evaluate if an extension of these benefits should be sought considering the phase out of the tax credit allowed by Section 936.

Net Loss

     As a result of the above, there was a net loss for fiscal 2002 of $4.5 million compared to a net loss of $7.6 million for fiscal 2001. Results for the prior year included a $1.4 million non-recurring gain on the insurance settlement of the Company's business interruption claim associated with Hurricane Lenny. Excluding this non-recurring gain, the net loss for the prior year would have been $9.0 million.

     The results of operations of the Company was greatly compromised by the impact of the events of September 11, 2001. Reduced tourism and cruise traffic had an adverse effect on the Company's sales and its overall operating results. Future trends in tourism and cruise traffic will have a significant impact on the Company's future operations.

FISCAL 2001 COMPARED TO FISCAL 2000

General

     The Company operated 18 luxury gift and jewelry stores as of May 26, 2001 and May 27, 2000. The Company opened two new stores in Alaska in May 2001, one in Ketchikan and one in Skagway, which gives the Company two stores operating in Skagway and four in total in Alaska.

Net Sales

     Net sales for fiscal 2001 were $56.3 million, an increase of $1.3 million, or approximately 2.3%, from $55.0 million in fiscal 2000. Net sales in comparable stores increased $5.9 million, or approximately 11.7% in fiscal 2001, compared to fiscal 2000.

     The Company implemented many new initiatives in the 2001 fiscal year that led to strong increases in comparable store sales. These results were aided by an increase in cruise ship traffic, improved inventory flow, and a mild hurricane season.

     The Company also completed the expansion of its flagship store in St. Thomas in December 2000 contributing to the $10.7 million of sales achieved at this location. Such sales represent a 40.3% increase over the previous year's sales in this store. The Company expanded the watch selection available in the store as well as opened boutiques for Baccarat, Lladro and Waterford. Additionally, the expanded space allows the Company to enhance the presentation of many of the other premier brands in the china and crystal categories.

Gross Profit

     Gross profit as a percentage of net sales was 43.7% in fiscal 2001 compared to 35.1% for fiscal 2000. In both 2001 and 2000 fiscal years, the Company took write-downs in connection with slow-moving merchandise. The Company recorded a write-down in fiscal 2001 of $1.0 million compared to a $1.3 million write-down in fiscal 2000. These adjustments were taken to liquidate older, slow-turning merchandise, which may be sold to a third party liquidator for immediate cash. Excluding these charges, the gross profit percentage in fiscal 2001 and fiscal 2000 would have been 45.4% and 37.5%, respectively. The Company focused on stabilizing margins in fiscal 2001 through controlled discounting and leveraging marketing tools to drive traffic into stores. In prior years, the Company relied heavily on clearance sales to generate cash.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for fiscal 2001 decreased as a percent of net sales by 1.7% to $32.4 million, or 57.7% of net sales, in fiscal 2001 from 59.3% of net sales, or $32.7 million, in fiscal 2000.

     SG&A includes a non-cash charge of $0.4 million in the 2001 fiscal year for the impairment of assets in the Barbados port store. In fiscal 2000, $2.6 million was recorded for impairment of fixed assets and leasehold improvements in the Company's stores in Alaska, Barbados and St. Martin. This impairment was offset by a $0.8 million net gain related to the sale of four stores during fiscal 2000. Excluding the impairment charges, SG&A expense increased in fiscal 2001 to $32.0 million from $30.9 million in fiscal 2000.

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

Income Taxes

     The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 9.4% to 42.0% and, accordingly, the effective tax rate for any given year is a function of the relative mix of taxable income generated at each of the Company's locations. The Company's wholly owned subsidiary, L. S. Wholesale, which acts as a purchasing agent for products sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended ("IRC"). The tax credit allowed by this section is being eliminated for tax years beginning after December 31, 2005. The Company is currently reviewing its operating structure to determine if this change will have a material impact on its business. L.S. Wholesale has also been granted benefits through the VI Industrial Development Commission ("IDC"), which allows the Company a reduced tax rate on all income earned outside of the U.S.V.I, at a rate of 9.4% through August 2003. The lower tax rate had the effect of decreasing the net loss per share by $0.02 in fiscal 2001 and $0.07 in fiscal 2000.

Net Loss

     As a result of the above, there was a net loss for fiscal 2001 of $7.6 million compared to a net loss of $15.5 million for fiscal 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion strategy. Management believes that the Company's financial condition at May 25, 2002 provides sufficient resources to support its current business activities however, it will not provide the needed funds for future expansion.

     The Company has incurred both operating losses and negative cash flows from operations amounting to $4.5 million and $5.6 million for fiscal 2002, and $7.6 million and $6.6 million in fiscal 2001, and $15.5 million and $3.8 million in fiscal 2000, respectively. As of May 25, 2002 and May 26, 2001, the Company had an accumulated deficit of $8.1 million and $3.6 million, respectively. The Company has recently undertaken a number of initiatives to improve its financial condition and ongoing operations.

     Management's financing and operating goals for fiscal 2003 include: (1) enhancing the Company's sales performance through continued improvement to the merchandise mix, introduction of new high margin product categories, focusing managers on driving conversion rates generated based on traffic flow into the stores, improved sales associated with expansion of Tiffany boutique concepts, and improving product knowledge and sales training for its staff,
(2) improving margin through continued store level focus of margin performance at the store vendor and employee level, improving margin and stock replenishment by leveraging tools that will become available as a result of the stores point of sale system upgrades and (3) managing operating costs to anticipated revenue levels, and continued reduction in corporate overhead costs.

     There is no assurance that management's plan will be successful. Management believes that its working capital and existing credit facilities will be sufficient to fund its operations for the next fiscal year. If the Company is unable to achieve its plans, it may be required to seek additional equity or debt financing during fiscal 2003 and there is no assurance that such capital or financing will be available to the Company on terms acceptable to the Company.

     In addition to the above, management's plan for fiscal 2003 assumes continued recovery in performance from the prior year resulting from improved consumer confidence levels, positive attitudes towards flying and cruise travel, a mild hurricane season in the Caribbean as well as a normal winter season in the Continental U.S. The Company also expects fiscal 2003 sales to improve relative to fiscal 2002 sales, which were depressed due to travel concerns and/or delays surrounding the events of September 11, 2001. If the Company does not experience the expected level of sales growth, a contingency plan has been prepared which will be implemented to manage the business within the credit facility currently available. This contingency plan includes elimination of non-critical corporate positions, liquidation of certain aged inventory to raise cash immediately, increasing sales from its mail order business, controlling receipt of merchandise to revised sales levels, shifting existing merchandise to markets that are showing favorable traffic patterns, reducing travel, and delaying a portion of its capital expenditure budget until conditions improve.

     The Company used cash in operating activities of $5.5 million in 2002, $6.6 million in 2001 and $3.8 million in 2000. The outflow of cash in 2002 resulted from a greater than anticipated loss for the year, higher inventory levels resulting from additional stores and a decrease in outstanding accounts payable as a result of more timely vendor payments due to the availability of a new working capital facility.

     Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $21.9 million and 2.1:1 at May 25, 2002 compared to $21.1 million and 2.2:1 at May 26, 2001.

     Inventories at May 25, 2002 increased approximately 8.8% above May 26, 2001. Inventory levels increased as a result of the addition of three new stores in Key West, an expanded hotel store in Aruba, a new Tiffany Boutique in Barbados, a new Lalique boutique in St. Thomas and an expanded store location in Ketchikan, Alaska. Additionally, the Alaska season begins in the Spring and as a result, inventory levels are at their peak during that time. The Company's ongoing inventory objectives are: to develop replenishment systems; to focus on new product development, enhance category management and sales demand forecasting; to improve presentation and management of inventories in each store; and to improve warehouse management and supply-chain logistics. Management expects that inventory levels will remain constant throughout fiscal 2003, due to the transfer of inventory from Alaska, when its season ends in the fall, to the Caribbean which at that time is beginning to build its inventory for the start of the winter season.

     Capital expenditures in fiscal 2002, 2001 and 2000 were $1.3 million, $0.9 million and $0.2, respectively. In all three fiscal years, a portion of capital expenditures was related to renovation and/or expansion of retail stores, acquisition of new store locations and fixtures and investments in new systems hardware. Based on current plans, management expects that capital expenditures will be approximately $1.9 in 2003, due to costs related to the opening of two new Tiffany boutiques, a substantial investment in store and corporate system upgrades and other improvements to the appearance of retail stores. Such planned capital expenditures are subject to future availability of capital and ongoing review by management.

     Currently, the Company's primary needs for working capital are to support its inventory requirements, which with the expansion in Alaska and Key West, remain constant during the year. In addition, a significant investment in inventory is required at all times in order to meet the demands of customers who, as tourists, require immediate delivery of purchased goods.

     On March 22, 2002, the Company established a senior collateralized revolving and term loan credit facility with Congress, which allows the Company to borrow up to $12 million, through March 21, 2005, of which up to $8 million will be a revolving loan and $4 million will be a term loan, at an interest rate of 2.75% per annum above the Adjusted Eurodollar Rate or 0.75% per annum above Prime, plus customary servicing costs and unused facility fees. Amounts advanced to the Company under this credit facility are limited to a stated borrowing base which is calculated as a percentage of certain inventory less specific reserves (as defined in the credit agreement). The Company's receipts will be applied daily to the revolver component of the loan requiring the Company to borrow daily to meet cash flow needs. The credit facility is collateralized by substantially all of the Company's U.S. and U.S.V.I. based assets, including all the U.S. and U.S.V.I. based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries and a first priority leasehold mortgage over the St. Thomas building occupied by the Company as its headquarters and main warehouse.

      The terms of the Congress facility include customary covenants and events of default. The Congress facility contains a number of covenants that restrict the operations of the Company, including restrictions on, among other things, certain mergers, acquisitions or sales of the Company's assets; cash dividends and other distributions to equity holders; transactions with affiliates; and the incurrence of indebtedness and granting of liens. Further, the Company is required to maintain during a specified period, a minimum net worth the amount of which is determined depending upon the Company's borrowing availability under the facility during such period. The terms of the facility also provide for customary events of default relating to, among other things, payment default, non-compliance with covenants, including the net worth covenant, breach of representations or warranties, material judgments against the Company and bankruptcy. In the event of an event of default, Congress may terminate its lending commitments to the Company and declare the Company's outstanding indebtedness under the credit facility immediately due and payable, together with accrued but unpaid interest and fees.

      As of May 25, 2002, the Company had utilized $6.5 million of this facility and had approximately $5.0 million of availability remaining. The interest rate in effect at May 25, 2002 was 4.59% on the term loan and 5.50% on the revolving portion of the facility.

      This facility replaces the Company's previous credit arrangement with Chase which allowed the Company to borrow up to $3.75 million at an interest rate of 3% per annum above LIBOR, through June 1, 2002 with an option to extend the facility through November 30, 2002, subject to certain conditions. In addition, the Company issued to Chase a warrant to purchase the number of shares of common stock equal to 0.31% of the shares of common stock outstanding (on a fully-diluted basis) on the date of exercise for an aggregate purchase price of $50,000. The warrant expires on February 28, 2003. As of May 25, 2002 all amounts borrowed under the Chase credit facility had been repaid and no portion of the warrant had been exercised. As of May 26, 2001 the Company had not utilized any portion of this facility.

     In May 2001, all the Company's then current collateralized indebtedness was refinanced with the proceeds from the transaction with Tiffany which resulted in the Company receiving approximately $8.7 million in equity, net of associated expenses, and a $2.5 million revolving credit facility from Tiffany (collectively, the "Tiffany Transaction") due on or before April 30, 2006. As a result of the Tiffany Transaction, the Company was also able to negotiate a new revolving credit facility with Chase, which was subsequently replaced with the credit facility from Congress.

     In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod, which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing loan, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert its preferred shares and/or its Class B Common Shares in WGI into common stock at a rate of one for one, or repurchase all or some Class A Common Shares of WGI, at a price of $1 per share. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $184,940 and $92,470 had been amortized to expense in the years ended May 25, 2002 and May 26, 2001, respectively.

     Outstanding borrowings against collateralized credit facilities totaled $10.7 million and $4.0 million, net of unamortized discount, at May 25, 2002 and May 26, 2001, respectively. The weighted average interest rates incurred during fiscal 2002, 2001, and 2000 were approximately 7.3%, 10.9% and 9.6%, respectively.

     The Company currently leases all 20 of its stores and anticipates obtaining retail space for new stores through leases. This arrangement allows the Company to utilize more effectively its cash to design and decorate its stores with quality furnishings consistent with the prestigious image the Company seeks to maintain.

     The Company does not rely on off-balance sheet arrangements as a source of liquidity and financing.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes the Company's contractual cash obligations at May 25, 2002 (in millions):

                                                   DUE IN               DUE IN            DUE IN           DUE IN
                                TOTAL         FISCAL 2003          FISCAL 2004       FISCAL 2005      FISCAL 2006        THEREAFTER
Congress Revolver               $ 2.5               $ 2.5               $   --           $    --           $   --            $   --
Congress Term Loan                4.0                  --                   --               4.0               --                --
Almod Note                        2.0                  --                  2.0                --               --                --
Tiffany Term                      2.5                  --                   --                --              2.5                --
Lease Obligations                17.6                 5.1                  4.1               3.4              2.4               2.6
Purchase Commitments              0.8                 0.4                  0.4                --               --                --
Other                             1.5                  --                   --                --              1.5                --
                          -----------        ------------          -----------       -----------      -----------       -----------
Total                           $30.9               $ 8.0               $  6.5           $   7.4           $  6.4            $  2.6
                          ===========        ============          ===========       ===========      ===========       ===========

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and financial reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The provisions of SFAS No. 143 will be effective for the Company's financial statements for the fiscal year beginning May 27, 2003. The Company does not expect the adoption of this standard to have a significant impact on its financial position, earnings or cash flows.

     In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings. In addition, the Company will be required to review goodwill and certain other intangible assets annually for potential impairment. On May 26, 2002, the Company adopted these standards and their application did not have a significant impact on the Company's financial position, results of operations or cashflows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting for impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. On May 26, 2002, the Company adopted this standard and its application had no significant impact on its financial position, earnings or cash flows.

     In April 2002, the FASB issued SFAS No. 145,"Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company has adopted the provisions of this standard and such adoption did not have a significant effect on the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability is incurred as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements."

SEASONALITY

     The Company's business is seasonal in nature, reflecting travel patterns to the Caribbean, Key West and Alaska. The peak selling season in the Caribbean and Key West runs from late Fall through Spring; the peak selling season in Alaska runs through Spring and Summer. The month before the start of each season in Spring and Fall typically result in weak sales due to the repositioning of cruise ships to the appropriate cruise market. Accordingly, approximately one-third of the Company's sales have historically occurred during the fiscal third quarter. Unaudited quarterly financial information of the Company for fiscal 2002 and 2001 is included in Note 11 of the accompanying Notes to Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Financial Statements:
Report of Independent Accountants.............................................23

Report of Independent Public Accountants......................................24

Consolidated Balance Sheets as of May 25, 2002 and May 26, 2001...............25

Consolidated Statements of Operations for each of the three fiscal years in the period ended May 25, 2002........................................26

Consolidated Statements of Changes in Stockholders' Equity for each of the three fiscal years in the period ended May 25, 2002 ...................27

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended May 25, 2002........................................28

Notes to Consolidated Financial Statements................................... 29

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Little Switzerland, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Little Switzerland, Inc. and Subsidiaries at May 25, 2002 and May 26, 2001, and the results of their operations and their cash flows for each of the two fiscal years in the period ended May 25, 2002 in conformity with accounting principles generally accepted in the United States of America.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

August 20, 2002

DUE TO RECENT EVENTS INVOLVING ARTHUR ANDERSEN LLP, THIS REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF THE REPORT ISSUED BY SUCH FIRM ON THE COMPANY'S FINANCIAL STATEMENTS FOR ITS FISCAL YEAR ENDED MAY 27, 2000. SUCH REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AS SET FORTH ON SUCH COPY.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Switzerland, Inc. and subsidiaries as of May 27, 2000 and the results of its operations and its cash flows for the fiscal years ended May 27, 2000, and May 29, 1999, in conformity with accounting principles generally accepted in the United States.

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

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (In Thousands, Except Per Share Amounts)

                                                                               MAY 25,             MAY 26,
                                                                                2002                2001
                                                                            -------------       --------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                       $     816            $   1,467
Accounts receivable, net                                                            1,317                  806
Inventory                                                                          38,524               35,424
Prepaid expenses                                                                      444                  324
                                                                            -------------       --------------
Total current assets                                                               41,101               38,021
                                                                            -------------       --------------

Property and equipment, at cost                                                    24,633               23,739
Less--Accumulated depreciation                                                     18,551               16,970
                                                                            -------------       --------------
                                                                                    6,082                6,769
Other Assets                                                                        1,325                  543
                                                                            -------------       --------------
Total assets                                                                    $  48,508            $  45,333
                                                                            =============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Book overdraft                                                                  $     607            $   1,675
Accounts payable                                                                   11,170               10,039
Revolving credit facility                                                           2,540                   --

Accrued income taxes                                                                1,695                1,678
Other accrued expenses                                                              3,170                3,514
                                                                            -------------       --------------
Total current liabilities                                                          19,182               16,906

Note payable, net of unamortized discount                                           1,707                1,522
Long-term debt                                                                      6,500                2,500
Other non-current liabilities                                                       1,423                1,116
                                                                            -------------       --------------
Total liabilities                                                                  28,812               22,044
                                                                            -------------       --------------

Commitments and Contingencies (Note 9)                                                 --                   --

Minority Interest Preferred                                                           300                   --
                                                                            -------------       --------------

Stockholders' Equity:

Preferred stock, $0.01 par value--Authorized--5,000 shares Issued and
outstanding--none                                                                      --                   --

Common stock, $0.01 par value--Authorized--25,000 shares Issued and outstanding--16,709 and 16,436 shares at May 25, 2002 and May 26, 2001,
respectively                                                                          167                  165
Paid in Capital                                                                    27,294               26,681
Accumulated deficit                                                                (8,065)              (3,557)
                                                                            -------------       --------------
Total stockholders' equity                                                         19,396               23,289
                                                                            -------------       --------------

Total liabilities, minority interest and stockholders' equity                   $  48,508            $  45,333
                                                                            =============       ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                                      FISCAL YEAR ENDED
                                                               ------------------------------------------------------------
                                                                   MAY 25,                 MAY 26,                MAY 27,
                                                                    2002                    2001                   2000
                                                               -------------           -------------          -------------
Net sales                                                        $    59,624             $    56,276            $    55,026
Cost of sales                                                         32,853                  31,700                 35,689
                                                               -------------           -------------          -------------
Gross profit                                                          26,771                  24,576                 19,337
Selling, general and administrative expenses                          30,588                  32,452                 32,657
Gain on insurance proceeds                                                --                   1,352                     --
                                                               -------------           -------------          -------------
Operating loss                                                        (3,817)                 (6,524)               (13,320)

Interest expense, net                                                    570                   1,044                  1,116
                                                                ------------           -------------          -------------

Loss before income taxes                                              (4,387)                 (7,568)               (14,436)

Provision for income taxes                                               121                      32                  1,020
                                                               -------------           -------------          -------------

Net loss                                                         $    (4,508)            $    (7,600)           $   (15,456)
                                                               =============           =============          =============

BASIC AND DILUTED LOSS PER COMMON SHARE

Net loss per share                                               $     (0.27)            $     (0.82)           $     (1.79)
                                                               =============           =============          =============

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic                                                                 16,541                   9,269                  8,629
                                                               =============           =============          =============
Diluted                                                               16,541                   9,269                  8,629
                                                               =============           =============          =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                 (In Thousands)

                                              COMMON STOCK
                                                                                          RETAINED
                                         SHARES           AMOUNT       PAID IN CAPITAL    EARNINGS          TOTAL
                                       ----------       -----------    ---------------   -----------     -----------
Balance, May 29, 1999                       8,625          $     87        $  15,601       $  19,499      $   35,187

Net loss                                       --                --               --         (15,456)        (15,456)

Shares issued under stock
purchase plan                                   6                --                3              --               3
                                       ----------       -----------       ----------     -----------     -----------

Balance, May 27, 2000                       8,631                87           15,604           4,043          19,734

Net loss                                       --                --               --          (7,600)         (7,600)

Shares issued under stock
purchase plan                                  67                 1               24              --              25

Warrants issued                                --                --               45              --              45

New share issuances                         7,410                74            8,665              --           8,739

Stock based compensation                      328                 3              454              --             457

Imputed interest note-payable                  --                --              570              --             570

Purchase of subsidiary
preferred stock                                --                --            1,319              --           1,319
                                       ----------       -----------       ----------     -----------     -----------

Balance, May 26, 2001                      16,436               165           26,681          (3,557)         23,289

Net loss                                       --                --               --          (4,508)         (4,508)

Shares issued under stock
purchase plan                                  61                --              146              --             146

Shares issued from stock option
exercises                                     183                 2              121              --             123

Issuance of subsidiary common stock            --                --              300              --             300

Stock based compensation                       29                --               46              --              46
                                       ----------       -----------       ----------     -----------     -----------
Balance, May 25, 2002                      16,709          $    167        $  27,294       $  (8,065)     $   19,396
                                       ==========       ===========       ==========     ============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LITTLE SWITZERLAND, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                               FISCAL YEARS ENDED
                                                               ---------------------------------------------------
                                                                  MAY 25,           MAY 26,             MAY 27,
                                                                   2002              2001                2000
                                                               -------------     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                          $   (4,508)      $    (7,600)        $   (15,456)

Adjustments to reconcile net loss to net cash (used in)
provided by operating activities-
Depreciation and amortization                                          1,865             2,135               2,949
Impairment of long-lived assets                                           --               409               2,574
Provision for uncollectible accounts                                      17              (439)                420
Provision for inventories                                             (1,177)              303               1,008
Loss (Gain) on disposal of certain assets, net                           155                --                (783)
Amortization of discount on note payable                                 185                92                  --
Stock based compensation                                                 (24)              454                  --
Other                                                                     --                45                  --
Changes in assets and liabilities-
(Increase) in accounts receivable                                       (528)              (12)               (215)
(Increase) decrease in inventory                                      (1,923)           (7,555)              6,166

Decrease in prepaid expenses                                            (120)              430                 357
(Increase) in other assets                                              (617)             (162)                (90)
Increase (decrease) in accounts payable                                1,131             5,105                (270)

Increase (decrease) in other accrued expenses                           (294)               79                (206)
Increase (decrease) in accrued income taxes                               17               179                (215)
Decrease in deferred income taxes                                         --              (202)                 --
Increase in other non-current liabilities                                307               150                  --
                                                               -------------     -------------       -------------

Net cash used in operating activities                                 (5,514)           (6,589)             (3,761)
                                                               -------------     -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                  (1,338)             (906)               (213)
Proceeds from sale of certain assets                                       6             4,416               4,412
                                                               -------------     -------------       -------------
Net cash (used in) provided by investing activities                   (1,332)            3,510               4,199
                                                               -------------     -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in book overdraft                                 (1,068)              795                 879

Proceeds from short-term borrowings                                    6,190                --                  --
Repayment of secured demand notes payable                                 --           (10,175)             (3,100)
Proceeds from long-term borrowings                                     4,000             4,500                  --
Repayments of short-term borrowings                                   (3,650)               --                  --
Proceeds from issuance of common stock                                   123             9,262                   3
Transaction costs from issuance of common stock                           --              (495)                 --
Proceeds from issuance of stock in subsidiary                            600                --                  --
Purchase of subsidiary preferred stock                                    --              (300)                 --
                                                               -------------     -------------       -------------
Net cash provided by (used in) financing activities                    6,195             3,587              (2,218)
                                                               -------------     -------------       -------------
Net (decrease) increase in cash and cash equivalents                    (651)              508              (1,780)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,467               959               2,739
                                                               -------------     -------------       -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $      816       $     1,467         $       959
                                                               =============     =============       =============

CASH PAID DURING THE YEAR FOR:

Income taxes                                                      $      104       $        56         $     1,235
Interest                                                          $      350       $     1,028         $     1,181

NON-CASH FINANCING ACTIVITIES:

Paid-in capital related to purchase of subsidiary preferred
stock                                                             $       --       $     1,319         $        --

Paid-in capital related to discount on note payable               $       --       $       570         $        --

Common Stock issued in exchange for services                      $       --       $       258         $        --

Options issued as compensation                                    $       13       $       199         $        --

Warrants issued                                                   $       --       $        44         $        --

Paid in capital related to issuance of restricted stock           $      128       $        --         $        --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 25, 2002

     (1) MANAGEMENT'S PLANS AND LIQUIDITY

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred both operating losses and negative cash flows from operations amounting to $4.5 million and $5.5 million for fiscal 2002, $7.6 million and $6.6 million in fiscal 2001, and $15.5 million and $3.8 million in fiscal 2000, respectively. As of May 25, 2002 and May 26, 2001, the Company had an accumulated deficit of $8.1 million and $3.6 million, respectively.

     On March 22, 2002, Little Switzerland, Inc. ("Little Switzerland" or the "Company") announced the establishment of a 3 year, $12 million senior collateralized credit facility with Congress Financial Corporation (Florida), ("Congress"). This credit facility, coupled with an equity investment and working capital facility provided by Tiffany & Co. and its affiliate, Tiffany & Company International, Inc. (collectively, "Tiffany"), in May 2001, provided the Company with the financial and operational resources necessary to complete its recapitalization. See Note 7, Credit Arrangements.

     Management's financing and operating goals for fiscal 2003 include: (1) enhancing the Company's sales performance through continued improvement to the merchandise mix, introduction of new high margin product categories, focusing managers on driving conversion rates generated based on traffic flow into the stores, improved sales associated with expansion of Tiffany boutique concepts, and improving product knowledge and sales training for its staff,
(2) improving margin through continued store level focus of margin performance at the store vendor and employee level, improving margin and stock replenishment by leveraging tools that will become available as a result of the stores point of sale system upgrades and (3) managing operating costs to anticipated revenue levels, and continued reduction in corporate overhead costs.

     There is no assurance that management's plan will be successful. Management believes that its working capital and existing credit facilities will be sufficient to fund its operations for the next fiscal year. If the Company is unable to achieve its plans, it may be required to seek additional equity or debt financing during fiscal 2003 and there is no assurance that such capital or financing will be available to the Company on terms acceptable to the Company.

     In addition to the above, management's plan for fiscal 2003 assumes continued recovery in performance from the prior year resulting from improved consumer confidence levels, positive attitudes towards flying and cruise travel, a mild hurricane season in the Caribbean as well as a normal winter season in the Continental U.S. The Company also expects fiscal 2003 sales to improve relative to fiscal 2002 sales, which were depressed due to travel concerns and/or delays surrounding the events of September 11, 2001. If the Company does not experience the expected level of sales growth, a contingency plan has been prepared which will be implemented to manage the business within the credit facility currently available. This contingency plan includes elimination of non-critical corporate positions, liquidation of certain aged inventory to raise cash immediately, increasing sales from its mail order business, controlling receipt of merchandise to revised sales levels, shifting existing merchandise to markets that are showing favorable traffic patterns, reducing travel, and delaying a portion of its capital expenditure budget until conditions improve.

     (2) ORGANIZATION

     Little Switzerland is a retailer of luxury items. The Company was incorporated in May 1991 as a wholly owned subsidiary of Town & Country Corporation. On July 17, 1991, approximately 68% of the outstanding common stock, par value $.01 per share, of Little Switzerland was sold in a public offering. L.S. Wholesale, Inc. (L.S. Wholesale), L.S. Holding, Inc. and L.S. Holding (Florida), Inc. are wholly-owned subsidiaries of Little Switzerland.

     L.S. Wholesale purchases and distributes inventory to all the Company's stores. L.S. Holding, Inc. operates retail stores in the U.S. Virgin Islands and is the parent company of 10 subsidiaries which are incorporated in various international and domestic jurisdictions. L.S. Holding (Florida), Inc. operates retail stores in Key West, Florida.

     As of May 25, 2002, the six operational subsidiaries of L.S. Holding, Inc. were: Montres et Bijoux, S.A.R.L. which conducts operations in the French Antilles; World Gifts Imports N.V. which conducts operations in the Netherland Antilles; L.S. Holding (Aruba) N.V. which conducts operations in Aruba; L.S. Holding (Curacao) N.V. which conducts operations in Curacao; L.S. Holding (USA), Inc., which conducts operations in Alaska; and World Gift Imports (Barbados) Limited, which conducts operations in Barbados. Little Switzerland (St. Kitts & Nevis) Limited, Little Switzerland (Antigua) Limited, Little Switzerland (Caymans) Limited, and Little Switzerland (BVI) Limited were not in operation at the end of the Company's latest fiscal year.

     As of May 25, 2002, the Company operated 20 distinctively designed retail stores located on five Caribbean islands, Florida and Alaska. The Company markets a wide selection of high-quality products, including jewelry, watches, crystal, china, gifts and accessories. The Company is the exclusive retailer of certain brand name products on some islands, Key West and in some areas of Alaska. The Company's customers are primarily tourists from the United States.

     (3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, L.S. Holding, Inc., L.S. Holding (Florida), Inc. and L.S.Wholesale. All significant intercompany balances, transactions and profits have been eliminated in consolidation. As of May 25, 2002, the Company owned 69% of the outstanding shares of the voting capital stock of its subsidiary, World Gift Imports (Barbados) Ltd.
(W6I). The Company accounts for changes in its proportionate share of the net assets of WGI resulting from sales of capital stock by the subsidiary as equity transactions.

     Fiscal Year

     The Company's fiscal year ends on the last Saturday in May. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends. Fiscal 2002, fiscal 2001 and fiscal 2000 each consisted of 52 weeks and ended on May 25, 2002, May 26, 2001 and May 27, 2000, respectively.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant assumptions and estimates relate to inventory valuation, useful lives of property and equipment, provision for income taxes and valuation allowances on deferred taxes. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements relative to current conditions and records the effect of any necessary adjustments.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts. At May 25, 2002 and May 26, 2001, the allowance for doubtful accounts amounted to $132,500 and $115,000, respectively. The allowance for doubtful accounts is based on management's estimate of future bad debts and reflects reserves for potential credit card charge-back losses and uncollectible vendor advertising reimbursements. The Company considers historical experience as well as the future probability of accounts receivable collection to determine the appropriate amount of allowance to reflect in the financial statements. Actual results have not been significantly different from management's estimates.

     Inventory

     Inventory is stated at the lower of cost or market using the average cost method. Inventory consists almost entirely of finished merchandise purchased for resale and was approximately $38.5 million and $35.4 million at May 25, 2002 and May 26, 2001, respectively. The Company also maintained consignment inventory at its retail locations of approximately $1.1 million and $0.3 million at May 25, 2002 and May 26, 2001, respectively. This consigned inventory and related contingent obligation are not reflected in the Company's financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales.

     The Company wrote down, through a reserve, inventory acquired which was calendar year 1998 and older based on an unsuccessful sale of these goods to a third party liquidator in November of 1999. For receipts after 1998, the Company establishes a reserve to write-down its inventory for discontinued, slow-moving and unmarketable inventory. This write-down is equal to the difference between the cost of inventory and its estimated fair market value based upon assumptions about past and future demand taking into consideration current inventory levels and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As the Company's stores are located in tourist markets with a constantly changing customer base, liquidation recoveries are generally higher than a typical retailer, thus reducing the level of markdowns required. The Company's inventory is valued using the "average cost method" of inventory valuation.

     Impairment of Long-Lived Assets

     The Company accounts for the impairment of long-lived and intangible assets in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted net cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair value. The Company recognized an impairment loss of approximately $0.4 million during fiscal 2001 and $2.6 million in fiscal 2000 which were classified as a component of selling, general and administrative expense in fiscal 2001 and 2000. No impairment loss was recognized during fiscal 2002.

     Other Assets

     Other assets consist primarily of amounts related to rental security deposits and deferred financing costs.

     Deferred Financing Costs

     The Company amortizes deferred financing costs incurred in connection with its financing agreement with Congress using the straight-line method over the related period. Such deferred costs totaled approximately $0.7 million and are included in other assets in the accompanying Consolidated Balance Sheets net of accumulated amortization of $38,512.

     Store Pre-Opening and Closing Costs

     Store pre-opening expenses related to the opening of new retail stores are expensed in the period incurred. Store closing costs are estimated and recognized in the period in which the Company makes the decision that the store will close. Such costs include an estimate of future lease obligations, loss on retirement of property and equipment, and other related occupancy costs.

     Advertising

     The Company expenses the costs of advertising as the costs are incurred. The Company's advertising consists primarily of advertisements with local and national travel magazines, which are produced on a periodic basis and are distributed to visiting tourists throughout the Company's markets. Additionally, the Company incurs a limited amount of advertising expense in connection with on-board and promotional "port lecturer" programs directed primarily at cruise passengers.

     Cooperative advertising funds are received from certain vendors, related to the advertising programs described above. Advertising expense, net of amounts contributed by vendors to the Company for fiscal 2002, 2001 and 2000 was approximately $1.1 million, $2.8 million, and $2.1 million, respectively, which is reflected in SG&A.

     Other Accrued Expenses

     Other accrued expenses are comprised of the following (in thousands):

                                          MAY 25,          MAY 26,
                                           2002             2001
                                      ---------------   -------------
     Payroll and related items               $ 1,632          $ 1,802
     Legal and professional                      438              754
     Accrued Rent                                210              256
     Customer deposits                           175              188
     Other                                       715              514
                                      ---------------   -------------
                                             $ 3,170          $ 3,514
                                      ===============   =============

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of a deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Foreign Currency

     The Company's functional currency under SFAS No. 52, "Foreign Currency Translations", for all foreign locations is the U.S. dollar. Accordingly, all transaction and re-measurement gains and losses are included in the accompanying consolidated statements of operations. Gains and losses for all periods presented were not material.

     Revenue Recognition

     Revenues include sales from all stores operating during the period, net of returns and excluding any sales or value-added tax. Revenue is recognized when title and risk of loss have passed to the customer, which for stores, is at point of sale. The Company has experienced nominal returns in the past and, accordingly, does not provide for a sales return reserve.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and determined that all fees billed related to shipping and handling should be classified as revenue. Subsequently, the EITF determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. The Company records shipping and handling costs as a component of cost of sales effective fiscal 2002. Management does not consider amounts for shipping and handling charges in fiscal 2001 and 2000 to be material and classified the net amount in selling, general and administrative costs.

     Stock Options

     Employee stock options are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which measures compensation cost as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

     Fair Value of Financial Instruments

     In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company has determined the estimated fair values of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities approximate fair value at May 25, 2002 and May 26, 2001 due to the short-term nature of these accounts and the variable interest rates assigned to the Company's debt.

     Segment Information

     The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one industry segment consisting of the sale of luxury items. The Company's business is managed as one segment, or one strategic unit, because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

     Reclassifications

     Certain reclassifications were made to prior years' consolidated financial statement amounts and related note disclosures to conform with the current year's presentation.

     Foreign Operations

     Net sales from foreign operations (non-U.S. possessions, representing islands in the Caribbean) amounted to 44%, 50%, and 56% of total net sales, and net operating losses from foreign operations (non-U.S. possessions) amounted to 21%, 50%, and 47% of total net operating losses in fiscal 2002, 2001, and 2000, respectively. Identifiable assets of foreign operations amounted to 28%, 36%, and 58% of total assets as of May 25, 2002, May 26, 2001 and May 27, 2000, respectively.

     New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and financial reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The provisions of SFAS No. 143 will be effective for the Company's financial statements for the fiscal year beginning May 27, 2003. The Company does not expect the adoption of this standard to have a significant impact on its financial position, earnings or cash flows.

     In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings. In addition, the Company will be required to review goodwill and certain other intangible assets annually for potential impairment. On May 26, 2002, the Company adopted these standards and their application did not have a significant impact on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting for impairment or disposal of long-lived assets and supercedes SFAS No. 121, and accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Effective May 26, 2002, the Company adopted this standard and its application had no significant impact on its financial position, earnings or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS
No. 145 is effective for transactions occurring after May 15, 2002. The Company has adopted the provisions of this standard and such adoption did not have a significant effect on the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability is incurred as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements."

     Comprehensive Income

     Comprehensive loss/income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive loss is equal to the net loss for fiscal 2002, 2001 and 2000.

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

                                ESTIMATED USEFUL
                                      LIFE                  May 25, 2002          May 26, 2001
Buildings                             20  Years                 $     2,526              $  2,526
Building improvements                 18  Years                         140                   140
Furniture and fixtures                10  years                      10,467                 8,552
Equipment                              5  years                       3,098                 2,898
Vehicles                               5  Years                         198                   174
Computer software                      3  Years                         643                   580
Construction-in-progress               -                                 53                   102
Leasehold improvements       Life of the lease or                     7,508                 8,767
                             useful life, whichever
                             is shorter
                                                         ------------------    ------------------
                                                                $    24,633              $ 23,739
                                                         ==================    ==================

     The Company had approximately $9.5 million and $6.8 million of fully depreciated assets still in use as of May 25, 2002 and May 26, 2001, respectively.

(5) RELATED PARTY TRANSACTIONS

     On March 15, 2002, the Company entered into a consulting agreement with Richard Sasso, a member of the Company's Board of Directors. In connection with this agreement, Mr. Sasso is to receive the number of shares of the Company's common stock equal to $5,000 divided by the average closing price of the stock for the 20 trading days immediately preceding March 15, 2002. Additionally, following the commencement of the Company's fiscal year 2003, and each anniversary thereafter, Mr. Sasso is to receive the number of shares of common stock of the Company equal to $20,000 divided by the average closing price of the stock for the 20 trading days immediately preceding the fiscal year end date.

     On October 15, 2001, the Company leased employee housing from the Pepper Brothers Corporation of which Charles M. Pepper, an executive officer and Senior Vice President of Operations of the Company, is a principal. During the fiscal year ended May 25, 2002 the Company paid $28,000 in rent under the terms of this lease and has a continuing obligation to pay $7,000 through the end of the lease which expires on October 14, 2002.

     In connection with the consummation of the Tiffany equity investment in 2001, the Company retained the investment banking firm of Ryan, Beck & Co., LLC ("Ryan Beck") to render a fairness opinion to the Board of Directors of the terms of the transaction, from a financial point of view. The Company paid Ryan Beck a fee in the amount of $112,500, plus expenses. Peter McMullin, a member of the Board of Directors of the Company until April 30, 2001, is also an officer of Ryan Beck. In addition, in the ordinary course of business as a broker-dealer, Ryan Beck may actively trade equity securities of the Company for its own account and the account of its customers.

     During Fiscal 2001, the Company entered into a consulting agreement
(the "Consulting Agreement") with Jewelcor for services to assist the Company in developing and implementing a strategic plan and for other related consulting services as agreed upon between Jewelcor and the Company. As compensation for these services, Jewelcor received 307,692 shares of the Company's Common Stock in lieu of a cash payment of $240,000. The amount of shares issued to Jewelcor was determined by dividing $240,000, the fair value of the services provided, by the Company's closing stock price on January 15, 2001. The Company recorded a charge to expense of $240,000 in connection with this transaction. The agreement also provided for Jewelcor to be reimbursed any out-of-pocket expenses and receive a transaction fee upon the consummation of a "Transaction" as defined in the agreement. On May 1, 2001, in connection with the Tiffany Transaction (as described more fully in Note
10), the Company terminated the Consulting Agreement with Jewelcor. Jewelcor was reimbursed $49,132 of expenses and waived its rights to receive a transaction fee in connection with the Tiffany Transaction.

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

     On May 1, 2001, the Company entered into several related loan and security agreements with Tiffany and Co. ("Tiffany"), the parent company of Tiffany & Co. International ("Tiffany International"), a 45% stockholder of the Company (see Note 10), for a $2.5 million credit facility through April 20, 2006. At May 25, 2002 and May 26, 2001, the Company had utilized $2.5 million of this facility and paid approximately $138,012 and $0 of interest to Tiffany during fiscal 2002 and fiscal 2001, respectively. Additionally, the Company purchased approximately $696,376 of merchandise and $76,581 of furniture and fixtures from Tiffany during the year ended May 25, 2002. As of May 25, 2002 the Company owed Tiffany approximately $103,561 in connection with the above purchases.

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

                                                                                FISCAL YEARS ENDED
                                                            ---------------------------------------------------------
                                                               May 25, 2002          May 26, 2001        May 27, 2000
Weighted average number of shares used in basic
earnings per share calculation                                       16,541                 9,269               8,629

Dilutive effects of options                                              --                    --                  --
                                                            ---------------     -----------------     ---------------


Weighted average number of shares used in diluted
earnings per share calculation                                       16,541                 9,269               8,629
                                                            ===============     =================     ===============

Shares under and outside of options plans and warrants
excluded in computation of diluted earnings per share
due to antidilutive effects                                           1,291                 1,825               1,398
                                                            ===============     =================     ===============

     The Company's calculation of diluted earnings per share excludes the effect of outstanding options and warrants that are anti-dilutive due to the Company's net loss.

     (7) CREDIT ARRANGEMENTS

     On March 22, 2002, the Company established a senior collateralized revolving and term loan credit facility with Congress, which allows the Company to borrow up to $12 million, through March 21, 2005, of which up to $8 million will be a revolving loan and $4 million will be a term loan, at an interest rate of 2.75% per annum above the Adjusted Eurodollar Rate or 0.75% per annum above Prime plus customary servicing costs and unused facility fees. Amounts advanced to the Company under this credit facility are limited to a stated borrowing base which is calculated as a percentage of certain inventory less specific reserves (as defined in the credit agreement). The Company's receipts will be applied daily to the revolver component of the loan requiring the Company to borrow daily to meet cash flow needs. The credit facility is collateralized by substantially all of the Company's U.S. and U.S.V.I. based assets, including all the U.S. and U.S.V.I. based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries and a first priority leasehold mortgage over the St. Thomas building occupied by the Company as its headquarters and main warehouse.

     The terms of the Congress facility include customary covenants and events of default. The Congress facility contains a number of covenants that restrict the operations of the Company, including restrictions on, among other things, certain mergers, acquisitions or sales of the Company's assets; cash dividends and other distributions to equity holders; transactions with affiliates; and the incurrence of indebtedness and granting of liens. Further, the Company is required to maintain during a specified period, a minimum net worth the amount of which is determined depending upon the Company's borrowing availability under the facility during such period. The terms of the facility also provide for customary events of default relating to, among other things, payment default, non-compliance with covenants, including the net worth covenant, breach of representations or warranties, material judgments against the Company and bankruptcy. In the event of an event of default, Congress may terminate its lending commitments to the Company and declare the Company's outstanding indebtedness under the credit facility immediately due and payable, together with accrued but unpaid interest and fees.

     As of May 25, 2002, the Company had utilized approximately $6.5 million of this facility and had approximately $5.0 million of availability remaining. The interest rate in effect at May 25, 2002 was 4.59% on the term loan and 5.50% on the revolving portion of the facility.

     This facility replaces the Company's previous credit arrangement with JPMorgan Chase Bank, (formerly The Chase Manhattan Bank) ("Chase") which allowed the Company to borrow up to $3.75 million, at an interest rate of 3% per annum above LIBOR, through June 1, 2002 with an option to extend the facility through November 30, 2002, subject to certain conditions. In addition, the Company issued to Chase a warrant to purchase the number of shares of common stock equal to 0.31% of the shares of common stock outstanding (on a fully-diluted basis) on the date of exercise for an aggregate purchase price of $50,000. The warrant expires on February 28, 2003. As of May 25, 2002, all principal and interest due under this facility had been paid, and no portion of the warrant had been exercised. As of May 26, 2001, the Company had not borrowed any amounts under this facility.

     The Company also maintains a credit facility with Tiffany, which allows the Company to borrow up to $2.5 million at an interest rate of 3% per annum above LIBOR. Interest is payable semi-annually on January 31st and July 31st of each calendar year with principal and unpaid interest due on or before April 30, 2006. The facility is collateralized by a subordinated interest in the Company's U.S. and U.S.V.I. based inventory, as well as a subordinated pledge of two-thirds of the stock of the Company's foreign subsidiaries (except Barbados). As of May 25, 2002 and May 26, 2001, the Company had utilized $2.5 million of this facility.

     In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod Diamonds Ltd. ("Almod") (see Note 17), which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing loan, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert its preferred shares and/or its Class B Common Shares, in the Company's Barbados subsidiary into Class A Common shares at a rate of one for one, or purchase all or some Class A Common Shares of the Company's Barbados subsidiary, at a price of $1 per share. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $184,940 and $92,239 has been amortized to expense in fiscal 2002 and 2001, respectively.

     The weighted average interest rates incurred during fiscal 2002, 2001, and 2000 were approximately 7.3%, 10.9% and 9.6%, respectively.

The Company's future debt repayment obligations are as follows at May 25, 2002:

        Fiscal Year          Amount Due
                          (in millions)
                        ---------------
               2003               $ 2.5
               2004                 2.0
               2005                 4.0
               2006                 2.5
               2007                  --
2008 and thereafter                  --
                        ---------------
Total                             $11.0
                        ===============

     (8) INCOME TAXES

     The domestic (United States Virgin Islands (U.S.V.I), Key West, Florida, Ketchikan, Juneau and Skagway, Alaska) and foreign components of loss before income taxes are as follows (in thousands):

                                                 FISCAL
                            -------------------------------------------------
                                 2002             2001            2000
             Domestic         $ (2,623)        $ (2,618)       $ (5,609)
             Foreign            (1,764)          (4,950)         (8,827)
                            --------------  ----------------  ---------------
                              $ (4,387)        $ (7,568)       $(14,436)
                            ==============  ================  ===============

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                 FISCAL
                              ----------------------------------------------
                                  2002            2001             2000
             Current-
                 Domestic     $      72         $   259         $     729
                 Foreign              3               4               291
                              -------------  ----------------  -------------

                              $      75         $   263         $   1,020
                              -------------  ----------------  -------------

             Deferred-
                 Domestic     $    (100)        $   (15)        $      --
                 Foreign            146            (216)               --
                              -------------  ----------------  -------------

                              $      46         $  (231)               --
                              -------------  ----------------  -------------
                              $     121         $    32         $   1,020
                              =============  ================  =============

Deferred tax assets (liabilities) consisted of the following:

                                  May 25, 2002           May 26, 2001
                                  ------------           ------------
   Current:
       Accrued expenses           $        385           $        294
       Other                                 5                      1
                                  ------------           ------------

           Total current                   390                    295
                                  ------------           ------------

   Non-current:
       Inventory reserves                  572                  1,019
       Fixed assets                        577                   (126)
       Net Operating losses             18,882                 16,179
       Other                               337                   (827)
                                  ------------           ------------
           Total Non-current            20,368                 16,245
                                  ------------           ------------
                                        20,758                 16,540

   Valuation Allowance                 (20,758)               (16,540)
                                  ------------           ------------
                                  $          0           $          0
                                  ============           ============

     A reconciliation of the Company's effective tax rate to the U.S.V.I statutory rate of 37.4% is as follows (in thousands):

                                                                                FISCAL YEARS ENDED
                                                          ------------------------------------------------------------
                                                                May 25, 2002         May 26, 2001         May 27, 2000
Computed tax benefit at statutory rate                             $ (1,641)            $ (2,830)            $ (5,399)
Increases (reductions) resulting from-
Differences between foreign provisions recorded and
provisions at U.S.V.I. rate                                            (130)                 (69)                 284

Effect of earnings of subsidiary in U.S.V.I. subject to
lower tax rate                                                         (341)                (216)                (595)
Effect of subsidiary net operating losses not benefited               2,225                3,142                6,730
Effect of domestic non-deductible expenses                                8                    5                   --
                                                          ------------------  -------------------  -------------------

                                                                   $    121             $     32             $  1,020
                                                          ==================  ===================  ===================

     The Company's income is subject to taxation in each of the jurisdictions in which it operates at rates ranging from 9.4% to 43.0%. The Company's wholly owned subsidiary, L.S. Wholesale, which acts as a purchasing agent for products sold by the Company's stores and charges fees for acting as such an agent, has elected to be treated as a "936 Company" under section 936 of the Internal Revenue Code of 1986, as amended. The tax credit allowed by this section is being eliminated for tax years beginning after December 31, 2005. The Company is currently reviewing its operating structure to determine if this change will have a material impact on its business. L.S. Wholesale has also been granted benefits through the V.I. Economic Development Commission, which allows the Company to enjoy a reduced tax rate on all income earned outside the U.S.V.I, at a rate of 9.4% through August 2003. The lower tax rate had the effect of reducing the loss per share by $0.02, $0.02, and $0.07 in fiscal 2002, 2001 and 2000, respectively.

     The Company's deferred tax assets consist primarily of net operating loss carryforwards, obsolescence and other reserves totaling approximately $20.8 million and $16.5 million as of May 25, 2002 and May 26, 2001, respectively. A full valuation reserve has been recorded against these deferred tax assets since significant uncertainty exists with respect to the future realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carryforwards. For tax reporting purposes, the Company had net operating loss carryforwards of approximately $47.0 million and $42.1 million as of May 25, 2002 and May 26, 2001, respectively. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in future years. Additionally, due to a major ownership change during fiscal 2001 there is a limitation, pursuant to IRC Sec. 382, on the amount of net operating loss carryforwards that can be used to offset income each year. The IRC Sec. 382 limitation will apply to L.S. Wholesale, Inc., L.S. Holding (USA), Inc., and L.S. Holding, Inc. These subsidiaries cannot deduct losses incurred before the ownership change in excess of the IRC Sec. 382 limitation. Net operating loss carryforwards which cannot be deducted in a particular taxable year due to the limitation will be carried forward to a succeeding year to the extent they have not expired. The net operating loss carryforwards will expire in varying amounts in varying years from 2003 to 2021 if not utilized.

     (9) COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     Certain of the Company's facilities and all of its retail stores are occupied under operating leases expiring at various dates. Most leases contain at least one renewal term. The Company's rental commitments under the non-cancelable portion of these leases at May 25, 2002 are as follows:

                                           LEASE COMMITMENTS
                      YEAR                    (in millions)
                      Fiscal 2003           $     5.1
                      Fiscal 2004                 4.1
                      Fiscal 2005                 3.4
                      Fiscal 2006                 2.4
                      Fiscal 2007                 1.5
                      Thereafter                  1.1
                                           ----------------
                                            $    17.6
                                           ================

-----------
Included in the above table is approximately $157,000 of lease commitment associated with the Company's Port Store in Barbados. Subject to the Management Agreement between the Company and Almod entered into in November 2000 (see Note 17), the Company is reimbursed by Almod monthly for any amounts incurred under this lease.

     Rental expense included in the accompanying consolidated statements of operations amounted to approximately $5.2 million, $3.9 million, and $3.5 million in fiscal 2002, 2001, and 2000, respectively. Many of the Company's leases contain escalating rental clauses based on a defined annual percent or dollar increases. Accordingly, the Company records rent expense on a straight-line basis over the life of the lease.

     The Company occupies the building that operates as its headquarters and warehouse on St. Thomas on land leased from the Virgin Islands Port Authority under a ten-year ground lease with two five-year renewal options. The Company is currently operating in its first five-year option period and has already exercised its second and final five-year option term which expires in July 2009. The lease may be terminated by the lessor prior to the expiration of its term subject to payment to the Company of the fair market value of the Company's improvements.

     Purchase Commitments

     In connection with an "Exclusive Distribution Agreement" between the Company and Lalique SA, the Company is required to purchase a minimum amount of products each year equal to $0.4 million for the years 2002, 2003 and 2004.

     Legal Matters

     ONBOARD MEDIA

     On or about March 1, 2002, OnBoard Media, Inc. filed a nine count complaint against L.S. Holdings (USA), Inc., d/b/a/ Little Switzerland, alleging that Little Switzerland had breached an advertising contract by failing to pay for advertising services. The litigation was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida. Prior to engaging in litigation, OnBoard Media offered to settle the litigation for the sum of $133,050. Little Switzerland accepted the settlement offer and the settlement was approved by the court pursuant to an order dated April 29, 2002.

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

     Significant Suppliers

     During fiscal 2002 and 2001, the Company did not have any one supplier which accounted for greater than 10% of the Company's net sales. In fiscal 2000, one supplier, the Swatch Group, accounted for approximately $7.5 million, or 13.5% of net sales.

     (10) TIFFANY INTERNATIONAL EQUITY INVESTMENT

     On May 1, 2001, Tiffany International purchased 7,410,000 or 45% of the then outstanding common stock in newly-issued shares of the Company's common stock for $8.7 million, net of associated expenses. The Company used the proceeds from this transaction to pay off existing bank debt and for its working capital needs. Tiffany also entered into several related loan agreements to provide the Company with a line of credit of up to $2.5 million through April 30, 2006 (collectively, the "Tiffany Transaction") (See Note 7). In connection with the closing of the Tiffany Transaction, the Company also entered into an Investor's Rights Agreement with Jewelcor Management, Inc. ("Jewelcor"), a principal stockholder of the Company, which provides, among other things, that Jewelcor will have the right to subscribe for its pro rata share of certain new issuances of equity securities by the Company. Concurrently, the Company granted the same right to Tiffany International.

     Pursuant to the Tiffany Transaction, three members of the Company's Board of Directors resigned, and two representatives of Tiffany were appointed to the Board. Pursuant to a stockholders Agreement, the Company, Tiffany International and Jewelcor have agreed that the remaining existing vacancy on the board will be filled by an independent third party. On February 15, 2002, the Board of Directors appointed Richard Sasso to the Board to serve until the Company's next annual meeting. On March 25, 2002, Mr. Sasso accepted this appointment thereby becoming the fifth board member of the Company and filling the existing vacancy.

     (11) QUARTERLY DATA (UNAUDITED)

     The following presents the unaudited quarterly results of operations for the fiscal years ended May 25, 2002 and May 26, 2001 (in thousands except per share data):

                             FIRST QUARTER        SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
                            ENDED AUGUST 25      ENDED NOVEMBER 24      ENDED FEBRUARY 23        ENDED MAY 25
FISCAL 2002
Net Sales                   $      13,297        $        11,158        $        19,212          $     15,957
Gross Profit                        6,069                  4,692                  8,704                 7,306
Net (loss) income                  (1,546)                (2,398)                   165                  (729)
Net (loss) earnings
per share                   $       (0.09)       $         (0.15)       $          0.01          $      (0.04)

                              FIRST QUARTER      SECOND QUARTER          THIRD QUARTER          FOURTH QUARTER
                             ENDED AUGUST 26    ENDED NOVEMBER 25       ENDED FEBRUARY 24        ENDED MAY 26
FISCAL 2001
Net Sales                    $       9,959       $        11,356        $        19,186         $     15,775
Gross Profit                         4,449                 4,935                  7,465                7,727
Net loss                            (1,985)                 (656)                (2,357)              (2,602)
Net loss per share           $       (0.23)      $         (0.08)       $         (0.27)        $      (0.24)

     (12) EMPLOYEE BENEFIT PLAN

     Retirement Plan

     The Company maintains a 401(k) Plan under which the Company matches each employee's contribution by 50% of the first 3% of the employee's contribution. During fiscal 2002, 2001 and 2000, the Company's matching totaled approximately $34,000, $57,000, and $41,000, respectively. The Company's contributions vest based on the employee's years of service, with full vesting after five years of service.

     (13) STOCKHOLDERS' EQUITY

     Stock Options

     During fiscal 1991, the Company established the 1991 Option Plan ("the
1991 Plan") to cover option awards to key employees and directors who are also full time employees of the Company. Under the 1991 Plan, the Company may grant stock options for the purchase of up to 500,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. During 1996, the Company amended the 1991 Plan to increase the aggregate number of shares of Common Stock of the Company available for grant under the 1991 Plan from 500,000 to 900,000. As of May 25, 2002, there were 520,000 option shares outstanding and 0 option shares available for grant issued under the 1991 Plan. Options granted under the 1991 Plan vest ratably over a three-to-five year period and must be exercised within 10 years of the date of grant. Each outstanding unvested option as of May 1, 2001 automatically vested upon the consummation of the Tiffany Transaction since this transaction constituted a "change in control" for purposes of the Plan. The consummation of the Tiffany Transaction did not constitute a "change in control" under any of the Company's other equity plans. The 1991 Plan expired on June 5, 2001. There were no options granted under the 1991 Plan after this date.

     During fiscal 1992, the Company established the 1992 Option Plan (the "1992 Plan") for non-employee directors of the Company. Under the 1992 Plan, the Company may grant stock options for the purchase of up to 150,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. As of May 25, 2002, there were 3,000 option shares outstanding and 147,000 option shares available for grant under the 1992 Plan. Options granted under the 1992 Plan vest immediately and must be exercised within 10 years of the date of grant. The 1992 Plan expires on October 13, 2002.

     During fiscal 2000, the Company established the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which covers option awards to employees, directors and other key persons. Under the 2000 Plan, the Company may grant stock options for the purchase of up to 1,700,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Plan also calls for an automatic award of 5,000 options to each person serving as an independent director of the Company on the last day of the Company's fiscal year. Options granted under the 2000 Plan vest under terms determined by the Plan Administrator (generally three to five years) and must be exercised within 10 years of the date of grant. As of May 25, 2002, there were 576,500 option shares outstanding and 976,000 option shares available for grant under the 2000 Plan. The 2000 Plan expires on July 12, 2010.

     During fiscal 2000, the Company granted 475,000 stock options not covered by the 1991, 1992 and 2000 Plans at an exercise price equal to the fair market value of the Common Stock on the date of grant. Such options vest over five years and must be exercised within 10 years of the date of grant. There were no such options granted in fiscal 2002 or 2001. As of May 25, 2002, there were 425,000 option shares outstanding outside of the 1991, 1992 and 2000 Plans.

     A summary of the status of the Company's stock option plans at May 25, 2002, May 26, 2001 and May 27, 2000, together with changes during the periods then ended, are presented in the following table:

                                       2002                           2001                         2000
                                  -------------                  -------------                 ------------
                                                     WEIGHTED                      WEIGHTED                         WEIGHTED
                                                     AVERAGE                        AVERAGE                         AVERAGE
                                                    PRICE PER                      PRICE PER                       PRICE PER
                                       SHARES         SHARE          SHARES          SHARE          SHARES           SHARE
Outstanding at beginning of
period                                1,774,500        $ 1.09       1,397,500        $2.82          833,000           $4.53

Grants during period                     30,000          1.74       1,066,000         0.72          641,000            0.60

Exercised during period                (182,500)         0.68              --           --               --              --

Forfeitures/Cancellations
during period                           (97,500)         5.77        (689,000)        4.42          (76,500)           2.65
                                    -----------                  ------------                  ------------

Outstanding at end of period          1,524,500          0.73       1,774,500         1.09        1,397,500            2.82
                                    ===========                  ============                  ============

Options exercisable at end of
period                                1,235,167        $ 0.76       1,265,332        $1.07          886,500           $4.12
                                    ===========                  ============                  ============

The following tables summarize information concerning options outstanding and exercisable at May 25, 2002:

                               OPTIONS OUTSTANDING

                                                                  Weighted Average
                                                               Remaining Contractual      Weighted Average
Range of Exercise Prices                 Number Outstanding         Life (years)           Exercise Price
------------------------               --------------------    ---------------------   --------------------
$ 0.44 - $ 0.66                                      850,500           7.72                           $ 0.54
$ 0.67 - $ 1.01                                      625,000           8.37                             0.84
$ 1.02 - $ 1.52                                       15,000           9.00                             1.40
$ 1.53 - $ 2.30                                       30,000           9.80                             1.74
$11.77 - $ 12.75                                       4,000           0.45                            12.75
                                      ----------------------  ------------------      ----------------------
                                                   1,524,500           8.02                           $ 0.73
                                      ======================  ==================      ======================

                               OPTIONS EXERCISABLE

                                                                 Weighted Average
                                                              Remaining Contractual      Weighted Average
Range of Exercise Prices                Number Outstanding         Life (years)           Exercise Price
------------------------              ----------------------  ---------------------   ----------------------
$ 0.44 - $ 0.66                                      609,167           7.76                           $ 0.55
$ 0.67 - $ 1.01                                      585,000           8.42                             0.83
$ 1.02 - $ 1.52                                       15,000           9.00                             1.40
$ 1.53 - $ 2.30                                       22,000           9.94                             1.81
$11.77 - $12.75                                        4,000           0.45                            12.75
                                      ----------------------  ---------------------   ----------------------
                                                   1,235,167           8.10                           $ 0.76
                                      ======================  =====================   ======================

     Statement of Financial Accounting Standards No. 123 (SFAS No. 123)

     SFAS No. 123, 'Accounting for Stock-Based Compensation', defines a fair-value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the fair value of all options granted during fiscal 2002, 2001, and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions were used for grants:

                                            2002            2001         2000
         Risk-free interest rate            4.31%           5.70%        6.33%
         Expected dividend yield               0%              0%           0%
         Expected lives                  5 years         5 years     10 years
         Expected volatility              101.43%          89.43%       77.00%

     Adjustments are made for options forfeited prior to vesting. As a result of the Tiffany Transaction, all unvested options under the 1991 Plan became fully vested and exercisable. The total fair value of options granted during fiscal 2001 and 2000, which were being amortized on a straight-line basis over the vesting period of the options, were accelerated into fiscal year 2001. The weighted average fair value of options granted during fiscal 2001 and 2000 was $1.34, $0.59, and $0.51, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts (in thousands, except per share amounts):

                                                        YEAR ENDED
                                   May 25, 2002        May 26, 2001        May 27, 2000
Net loss-
As Reported                        $     (4,508)       $     (7,600)      $     (15,456)
Pro Forma                          $     (4,577)       $     (8,049)      $     (15,522)

Basic and Diluted EPS-
As Reported                        $      (0.27)       $      (0.82)      $       (1.79)
Pro Forma                          $      (0.28)       $      (0.87)      $       (1.80)

     Employee Stock Purchase Plan

     During fiscal 2002, the Company proposed, and the stockholders approved, the Little Switzerland 2002 Employee Stock Purchase Plan which allows eligible employees to purchase the Common Stock of the Company annually on June 30 at the lower of 85% of the price at the beginning of the annual plan period or the grant date. The 2002 Plan became effective July 1, 2002 and accordingly, no shares had been issued as of May 25, 2002.

     Previously, the Company permitted eligible employees to purchase Common Stock, semiannually on June 30 and December 31, at the lower of 85% of the price at the beginning of the six-month period or the grant date, under the Little Switzerland 1992 Employee Stock Purchase Plan. Due to an administrative error, between January and June 2001 approximately 60,989 shares of Common Stock were subscribed for by the Company's employees in excess of the 100,000 share reserve under the Company's 1992 Employee Stock Purchase Plan. Because of this inadvertent error, these shares were not registered under the Company's Form S-8 covering the shares issued under the plan. The 60,989 shares subscribed for in excess of the share reserve were issued to the employees who subscribed for such shares. Appropriate disclosures regarding tax and securities law matters were provided to the affected employees in connection with the share issuance and the issuance was appropriately accounted for in the fiscal 2001 Annual Report on Form 10-K.

     Increase in Authorized Shares of Common Stock

     On February 15, 2002, the Company held its annual stockholder meeting, at which the stockholders approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 to 25,000,000. The Company filed the appropriate amended certificate of incorporation with the state of Delaware on February 27, 2002.

     (14) STORE OPENINGS

     In late fiscal 2001, the Company opened two new stores in Alaska, one in Skagway and one in Ketchikan. The Skagway store operated under a nine-month lease and the Company has decided to enter into a five-year lease commitment for this location beginning in fiscal 2002. The Ketchikan store operated under a 12-month lease commitment and the Company has decided not to extend this lease.

     On June 12, 2001, the Company completed a transaction with Columbian Emeralds, Inc. ("CEI") to sublet CEI's Key West, Florida store and acquire the furniture and fixtures therein, and also assumed the lease of CEI's former Perfect Time store adjacent to the Company's flagship store on Main Street in St. Thomas, USVI. The Company paid CEI $350,000 in connection with the foregoing transaction. The Key West store is a 2,300 sq. ft. location, which operated as a clearance center until November 19, 2001 when it was re-opened with some of Little Switzerland's finest timepieces as well as jewelry from renowned European and American designers.

     On November 19, 2001, the Company opened its second location in Key West, Florida, an approximately 700 square foot location in the Key West Hilton Hotel.

     On December 15, 2001, the Company opened its first Tiffany Boutique, which is approximately 1,200 square feet, in its store in Barbados.

     On February 2, 2002, the Company opened its third location in Key West, Florida, an approximately 2,000 square foot location on Duval Street. This location complements the other two Key West locations currently operated by the Company.

     On March 21, 2002, the Company completed a transaction with the David Green Group ("DGG") to sublet DGG's Ketchikan, Alaska store and acquire the majority of inventory remaining in this location. This Ketchikan store is an approximate 2,400 square foot location, which was originally operated by Little Switzerland from 1995 through 1999 and sold as the Company's financial situation had deteriorated.

     (15) STORE CLOSURES

     Non-Renewal of Gift Market Lease

     On July 31, 2001, the Company decided not to renew its lease at its Gift Market store in St. Thomas and vacated this location as of May 25, 2002. With the recent expansion of the Company's flagship store on Main Street in St. Thomas, the Company has successfully provided all of the premier brands sold in the Gift Market store with Main Street frontage not available at the Gift Market location. The Company will continue to look for opportunities to continue to give china and crystal suppliers better positioning in existing stores as well as new locations.

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

     Management Agreement for Barbados Store

     As more fully described in Note 17, on November 7, 2000, the Company entered into a management agreement with a third party to manage the operations of one of the Company's stores in Barbados.

     (16) GAIN ON INSURANCE SETTLEMENT

     On October 16, 2000, the Company settled its business interruption and loss of attraction insurance claim related to Hurricane Lenny which hit certain Caribbean islands in which the Company operates. The settlement totaled $2.2 million. After applying a deductible of $0.3 million, the Company received net proceeds of $1.9 million and recorded a gain on insurance settlement of approximately $1.4 million in fiscal 2001.

     (17) ALMOD TRANSACTIONS

     During fiscal 2001, the Company engaged in negotiations with Almod regarding various transactions, including the sale of the Company's Barbados subsidiary, World Gift Imports (Barbados) Ltd. ("WGI"). Due to various issues encountered during the negotiations with Almod regarding the potential sale of the Company's operations in Barbados, the parties agreed in lieu of the sale of WGI to Almod, the Company would restructure the capital of this subsidiary. The final arrangement resulted in the Company continuing to own this Barbados subsidiary, with Diamonds International Ltd. ("DI"), a subsidiary of Almod, being offered a minority interest in WGI pending government approval of the proposed changes in this subsidiary's bylaws. Such approval was obtained on June 21, 2001. On March 15, 2002, the Company received $600,000 from Almod as consideration for the purchase of 31,302 shares of preferred stock in WGI and 23,774 shares of Class B common shares in WGI.

     WGI has also agreed to pay profit share in the amount of $1.5 million by December 31, 2005, and enable the store located in the Port Terminal in Barbados (the "Port store"), currently operated by DI, to share in its net operating tax loss carry forwards ("NOL's"). If by December 31, 2005, WGI does not pay the profit sharing amount to DI, or DI has not received a tax benefit equivalent to the agreed upon profit share plus an additional tax benefit of $0.7 million, DI's remedies include converting the preferred shares and/or its Class B Common Shares of WGI into Class A Common Shares at a rate of one for one, and/or purchase all or some Class A Common Shares of WGI at a price of $1 per share resulting in a controlling interest of this subsidiary.

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

     (18) SUBSEQUENT EVENTS

On August 12, 2002, TSAC Corp. ("TSAC"), an indirect wholly owned subsidiary of Tiffany & Co., announced that it had entered into a stock purchase agreement with Seymour Holtzman and certain of Mr. Holtzman's affiliates, to purchase their shares of the Company (which represents approximately 12% of the outstanding common stock of Little Switzerland) for $2.40 per share. The agreement is conditioned upon TSAC successfully completing a tender offer for the shares of common stock not owned by Tiffany and Mr. Holtzman's and his affiliates which would result in TSAC owning at least 90% of the outstanding stock of the Company, on a fully diluted basis. This 90% condition may be waived by TSAC and the shares of Mr. Holtzman and his affiliates along with any other shares tendered may be purchased by TSAC whether or not at least 90% of the common stock is tendered. The tender offer is also subject to a non-waivable condition that a majority of the shares not owned by Tiffany and Mr. Holtzman and his affiliates be tendered in the offer. The tender offer commenced on August 15, 2002 and will expire on September 13, 2002 unless extended. The independent member of the Board of Directors of Little Switzerland is currently evaluating the tender offer and the Company has ten working days from the offer commencement date to advise the Company's stockholders of the Company's position on this matter.

     On July 18, 2002, the Company agreed in principle with Tiffany & Co. to open two new Tiffany boutiques in its flagship stores in Main Street, St. Thomas and the Company's Royal Plaza store in Aruba. The boutiques are expected to open in the second quarter of fiscal 2003 and will bring the total number of the Company's Tiffany boutiques to three.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In connection with the equity investment of Tiffany International and various loan documents executed in connection therewith, effective May 29, 2001, the Company dismissed its then current independent accountants , Arthur Andersen LLP, and appointed PricewaterhouseCoopers LLP as its independent accountants.

     The reports of Arthur Andersen LLP on the financial statements of the Company for the fiscal year ended May 27, 2000 did not contain an adverse opinion or disclaimer of opinion. Furthermore, such reports were not qualified or modified as to audit scope or accounting principles, and there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Arthur Andersen's report for the fiscal year ended May 27, 2000 contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is a list of the directors and executive officers of the Company at May 25, 2002. The Board of Directors currently consists of five members with all directors being elected by the Company's stockholders at each annual meeting.

             NAME:                                     AGE:  POSITION(S) WITH COMPANY:
             -----                                     ----  -------------------------
Robert L. Baumgardner ............................     55    President, Chief Executive Officer
                                                             and Director

Seymour Holtzman .................................     67    Director

James E. Quinn ...................................     50    Director

Patrick B. Dorsey ................................     51    Director

Richard Sasso ....................................     53    Director

Patrick J. Hopper ................................     40    Chief Financial Officer, Executive
                                                             Vice-President and Treasurer

Michael Pepper ...................................     55    Senior Vice President of Operations

Patrick J. Heron II...............................     36    Vice President and General Merchandise
                                                             Manager

     ROBERT L. BAUMGARDNER was appointed President and Chief Executive Officer and elected as a Director effective as of August 17, 1999. From September 1998 to August 1999, Mr. Baumgardner was Senior Vice President of Zale Corporation's Bailey Banks and Biddle Division in Dallas, Texas. From May 1994 to September 1998, Mr. Baumgardner held senior management positions with Mayor's of Coral Gables, Florida. Prior to that Mr. Baumgardner held senior management positions with Tiffany.

     SEYMOUR HOLTZMAN has been a Director since December 1999. Mr. Holtzman is Chairman and Chief Executive Officer of Jewelcor Management Inc.; C.D. Peacock Inc.; and S.A. Peck & Company and Chairman of the Board of Directors of Casual Male Retail Group, Inc. and MM Companies, Inc. From 1973 to present, Mr. Holtzman served as President and Chief Executive Officer of Jewelcor Incorporated.

     JAMES E. QUINN was appointed as a Director on May 1, 2001. Mr. Quinn has served as Vice Chairman of Tiffany since 1998 and has been a director of Tiffany since 1995. Mr. Quinn is also a member of the Board of Directors of BNY Hamilton Funds, Inc. and Mutual of America Capital Management.

     PATRICK B. DORSEY was appointed as a Director on May 1, 2001. Mr. Dorsey has served as Senior Vice President - General Counsel and Secretary of Tiffany since July 1985.

     RICHARD SASSO was appointed as a Director on February 15, 2002. Mr. Sasso served as President of Celebrity Cruises from 1995 to 2001 and as Senior Vice President of Sales and Guest Services of Celebrity Cruises prior to his promotion to President.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder require the Company's directors and officers, and persons who own more than 10% of the outstanding common stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Personnel of the Company generally prepare these reports on the basis of information obtained from each director and officer, and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best knowledge of the Company, all reports required by Section 16(a) of the Exchange Act to be filed by its directors, officers and 10% or greater stockholders during Fiscal 2002 were filed on time, with the following exceptions: A Form 3 was not timely filed for Richard Sasso in March 2002 and Form 4's were not timely filed for stock purchases of Mr. Holtzman in June 2001 and Mr. Pepper in September 2001. In addition, Form 4's were not timely filed for the option exercise of Mr. Baumgardner in March 2002 and stock sales of Mr. Baumgardner and Mr. Pepper in April 2002. A Form 4 was also not timely filed for the stock grant to Mr. Sasso in April 2002. Forms 3 and 4, as applicable, for the above transactions have been filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the total compensation of the Company's Chief Executive Officer and the three persons who were serving as executive officers at the end of Fiscal 2002 and earned in excess of $100,000 during Fiscal 2002. These four persons are hereinafter referred to collectively as the "Named Executive Officers."

                             SUMMARY COMPENSATION TABLE

LONG TERM COMPENSATION

                                              ANNUAL COMPENSATION                            AWARDS PAYOUT
                                    ---------------------------------------       -----------------------------------
                                                               OTHER              RESTRICTED
                                                               ANNUAL             STOCK         SECURITIES    LTIP      ALL OTHER
NAME AND                  FISCAL    SALARY         BONUS       COMPEN-            AWARDS        UNDERLYING    PAYOUTS   COMPEN-
PRINCIPAL POSITIONS       YEAR      ($)            ($)         SATION             ($)           OPTIONS       ($)       SATION
-----------------------   ------    -------        -----       -------            ----------    ----------    -------   --------
Robert L. Baumgardner         2002    300,000       100,000             --                --            --        --       --
Chief Executive Officer       2001    284,615       100,000        181,250 (a)            --       250,000        --       --
                              2000    153,077 (b)        --         93,750 (c)            --       400,000        --   25,008 (d)

Patrick J. Hopper             2002    200,000        66,667             --                --            --        --       --
CFO, Executive Vice
President and Treasurer       2001    192,308        60,000         50,000 (e)            --       250,000        --   14,372 (f)
                              2000    144,231 (g)        --             --                --       100,000        --   30,000 (f)

Michael Pepper                2002    125,000         9,188             --                --            --        --       --
Senior Vice President of
Store Operations              2001    125,000        20,000         20,000 (e)        43,249        25,000        --       --
                              2000     33,654 (h)        --             --                --        50,000        --       --

Patrick J. Heron  II          2002    125,000        20,875             --                --            --        --       --
Vice-President and
General Merchandise
Manager                       2001    125,000        20,000         20,000 (e)            --        34,000        --       --
                              2000     84,135 (h)        --             --                --        16,000        --       --

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

OPTIONS

     The following tables set forth information concerning grants of stock options to, and exercises of stock options by, the Named Executive Officers during Fiscal 2002, and the number and value of unexercised options held by each of them at May 25, 2002.

                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED ANNUAL
                                                                                                        RATES OF STOCK PRICE
                                                                                                        APPRECIATION FOR OPTION
                                                 INDIVIDUAL        GRANTS                               TERM
                                                 ---------------   --------------                       -------------------------
                               NUMBER OF
                               SECURITIES           % OF TOTAL
                               UNDERLYING        OPTIONS GRANTED
                                OPTIONS          TO EMPLOYEES IN    EXERCISE PRICE
NAME                            GRANTED            FISCAL YEAR          ($)(a)        EXPIRATION DATE      5%($)        10%($)
----                          -----------        ---------------   ---------------    ---------------   ----------   ------------
Robert L. Baumgardner              --                   --                --                 --             --            --

Patrick J. Hopper                  --                   --                --                 --             --            --

Michael Pepper                     --                   --                --                 --             --            --

Patrick J. Heron                   --                   --                --                 --             --            --

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                             Number of Securities Underlying         Value of Unexercised
                                                              Unexercised Options at Fiscal     In-the-Money Options at Fiscal
                                                                         Year-End                          Year-End
                               Shares
                               Acquired
                               on
                               Exercise    Value Realized
Name                           (#)         ($)              Exercisable       Unexercisable     Exercisable    Unexercisable
----                           --------    ---------------  -----------       -------------     -----------    -------------
Robert L. Baumgardner              25,000           33,500      451,667             173,333        $560,334        $237,666

Patrick J. Hopper                  47,500           59,375      269,167              33,333         299,459          41,666

Michael Pepper                         --               --       46,667              28,333          46,934          27,816

Patrick J. Heron II                    --               --       38,667              11,333          48,814          14,166

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

     During fiscal 2000, the Company established the 2000 Stock Option and Incentive Plan (the "2000 Option Plan") which calls for an automatic grant of 5,000 options to purchase Common Stock to all non-employee directors on the last day of the Company's fiscal year. This provision supersedes, as of July 17, 2000, the automatic grant of options to directors provided for under the 1992 Option Plan and the 1992 Option Plan was amended accordingly. The exercise price of all options granted under the 2000 Option Plan is equal to the fair market value of a share of Common Stock on the date of the grant and must be exercised within ten years of the date of the grant. Effective May 25, 2002, then eligible directors each received an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $1.84, the fair market value of the Common Stock on May 24, 2002, the trading day immediately preceding May 25, 2002.

CONTRACTS WITH NAMED EXECUTIVE OFFICERS

     The following is a description of the employment contracts and arrangements with the Named Executive Officers.

     Mr. Baumgardner entered into an employment agreement with the Company on May 28, 2002 pursuant to which Mr. Baumgardner will serve as the President and Chief Executive Officer of the Company until August 24, 2004. Under this agreement, Mr. Baumgardner receives an annual base salary of $307,200. For fiscal 2002, Mr. Baumgardner received a performance bonus of $100,000. For subsequent fiscal years, Mr. Baumgardner will be entitled to receive an annual performance bonus of up to 75% of his base salary. Mr. Baumgardner is also entitled to perquisites customary for the Company's President and Chief Executive Officer. If Mr. Baumgardner's employment is terminated because of a change in control or by the Company without cause, he is entitled to receive a lump sum payment equal to twelve months of base salary plus any accrued but unpaid annual bonus.

     Mr. Hopper entered into an employment agreement with the Company effective as of June 7, 1999 and amended as of January 15, 2001 (the "Hopper Agreement"). Under the terms of the Hopper Agreement, Mr. Hopper served the Company as Vice President of Finance until July 2, 1999 and serves as Chief Financial Officer and Treasurer thereafter. The Hopper Agreement has a term of one year, automatically renewable for periods of one year, unless either party elects not to extend the term. Mr. Hopper receives an annual base salary of $200,000. Upon achievement of certain performance criteria, Mr. Hopper is entitled to receive a bonus in an amount of up to 37.5% of his base salary in each year. Mr. Hopper's employment may be terminated immediately by the Company for cause as defined in the Hopper Agreement. On January 15, 2001, the Company and Mr. Hopper executed an amendment to his employment agreement relating to a change of control of the Company. Pursuant to the amended Hopper Agreement, if there is a Change of Control of the Company, as such term is defined in the Hopper Agreement, then Mr. Hopper is entitled to receive a lump sum payment equal to twelve months of base salary and any accrued but unpaid annual bonus which he has earned. The Tiffany Transaction did not trigger this provision of the contract.

There are currently no employment agreements in effect between the Company and Michael Pepper or Patrick Heron.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     See "Certain Relationships and Related Transactions" below.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of August 7, 2002 with respect to beneficial ownership of Common Stock by (a) each stockholder who, to the Company's knowledge, is the beneficial owner of more than 5% of the outstanding Common Stock, (b) each director of the Company, (c) each Named Executive Officer, and (d) all directors and executive officers of the Company as a group. The percentages in the last column are based on 16,721,972 shares of Common Stock outstanding on August 16, 2002. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For purposes of this table, beneficial ownership is determined in accordance with federal securities laws and regulations. Persons shown in the table disclaim beneficial ownership of all securities not held by such persons directly and inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for purposes of Section 16 of the Exchange Act or any other purpose.

                                                         Number of
                                                         Shares of           Percentage of
                                                          Common              Outstanding
                                                          Stock                 Common
                  Name                                    Owned              Stock Owned
Tiffany & Co. International                          7,410,000 (a)(b)            44.3%
Jewelcor Management, Inc.                            1,788,692 (a)(c)            11.5%
Robert L. Baumgardner                                  555,000 (e)(f)             3.3%
Seymour Holtzman                                     1,926,692 (e)(f)(g)         11.5%
James E. Quinn                                          10,000 (e)(f)               *
Patrick B. Dorsey                                       10,000 (e)(f)               *
Richard Sasso                                           18,402 (e)(f)               *
Patrick J. Hopper                                      310,000 (e)(f)             1.9%
Michael Pepper                                         105,343 (d)(e)(f)            *
Patrick J. Heron II                                     50,000 (e)(f)               *
All current directors and officers as a group        2,985,437 (g)(h)            17.9%

(a) Addresses are as follows: Tiffany & Co. International, 727 Fifth Avenue, New York, NY 10022; and Jewelcor Management, Inc., 100 N. Wilkes-Barre Blvd. 4th Floor, Wilkes-Barre, Pennsylvania 18702.

(b) The information regarding the beneficial ownership of Common Stock by Tiffany & Co. International, was obtained from its statement on Schedule 13D, filed with the Commission on May 10, 2001. Such statement discloses that Tiffany & Co. International, and its parent company, Tiffany and Company, possess shared dispositive and voting power over 7,410,000 shares of Common Stock.

(c) The information regarding the beneficial ownership of Common Stock by Jewelcor Management, Inc. was obtained from its statement on Schedule 13D, filed with the Commission on August 22, 2002. Does not include 138,000 shares of Common Stock underlying currently exercisable options owned by Seymour Holtzman.

(d) Includes 50,343 shares of Common Stock for which Michael Pepper and Brenda Pepper share voting and dispositive power.

(e) Includes shares of Common Stock which the directors and named officers have the right to acquire through the exercise of stock options within 60 days of August 16, 2002 as follows: Robert L. Baumgardner, 555,000; Seymour Holtzman, 238,000 of which 138,000 were issued to Seymour Holtzman and 100,000 were issued to Jewelcor Management, Inc. and deemed to be beneficially owned by Seymour Holtzman; James E. Quinn, 10,000; Patrick B. Dorsey, 10,000; Richard Sasso, 5,000; Patrick J. Hopper, 302,500; Michael Pepper, 55,000; and Patrick J. Heron II, 50,000. Does not include shares of Common Stock which the directors and officers did not have the right to acquire through the exercise of options within 60 days of August 16, 2002 as follows: Robert L. Baumgardner, 70,000; and Michael Pepper, 20,000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 15, 2002, the Company entered into a consulting agreement with Richard Sasso, a member of the Company's Board of Directors. In connection with this agreement, Mr. Sasso is to receive the number of shares of the Company's common stock equal to $5,000 divided by the average closing price of the stock for the 20 trading days immediately preceding March 15, 2002. Additionally, following the commencement of the Company's fiscal year 2003, and each anniversary thereafter, Mr. Sasso is to receive the number of shares of common stock of the Company equal to $20,000 divided by the average closing price of the stock for the 20 trading days immediatley preceding the fiscal year end date.

     On October 15, 2001, the Company leased employee housing from the Pepper Brothers Corporation of which Charles M. Pepper, an executive officer and Senior Vice President of Operations of the Company, is a principal. During the fiscal year ended May 25, 2002 the Company paid $28,000 in rent under the terms of this lease and has a continuing obligation to pay $7,000 through the end of the lease which expires on October 14, 2002.

     On May 1, 2001, the Company entered into several related loan and security agreements with Tiffany and Company ("Tiffany"), the parent company of Tiffany & Co. International ("Tiffany International"), a 45% stockholder of the Company, for a $2.5 million credit facility through April 20, 2006. At May 25, 2002, the Company had utilized $2.5 million of this facility and paid approximately $138,012 in terest to Tiffany during fiscal 2002. See Item 7 Management's Discussion and Analysis, "Liquidity and Capital Resources" for further discussion. Additionally, the Company purchased approximately $696,376 of merchandise and $76,581 of furniture and fixtures from Tiffany during the year ended may 25, 2002. As of May 25, 2003 the Company owed Tiffany approximately $103,561 in connention with the above purchases.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT.

     (1)   Financial Statements

           The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.

     (2)   Financial Statement Schedules

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material and, therefore have been omitted.

(b)  REPORTS ON FORM 8-K.

           The Company filed a Current Report on Form 8-K on March 26, 2002 to disclose the appointment of Richard Sasso to the Board of Directors and the increase in the authorized number of shares of common stock from 20,000,000 to 25,000,000.

No other Current Reports of Form 8-K were filed during the year ended May 25, 2002.

(c)   EXHIBITS.

           The index to exhibits appears on the page immediately following the signature page of this report.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23rd day of August, 2002.

                                     LITTLE SWITZERLAND, INC.


                                     By: /s/ Robert L. Baumgardner
                                         --------------------------------------
                                         Robert L. Baumgardner
                                         Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of August 23, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

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


/s/ Richard Sasso                      Director
------------------------------
Richard Sasso


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

                                INDEX OF EXHIBITS

Exhibit
Number                                      Exhibit

(3)      Articles of Incorporation and By-Laws

3.1 The Second Amended and Restated Certificate of Incorporation of the Company. (1)

3.2      The Third Amended and Restated By-Laws of the Company. (1)

(10)     Material Contracts

10.1     The Little Switzerland, Inc. 1991 Stock Option Plan. (2)

10.2     The Little Switzerland, Inc. 1992 Employee Stock Purchase Plan. (3)

10.3 The Little Switzerland, Inc. 1992 Non-Employee Directors' Nonqualified Stock Option Plan. (4)

10.4     The Little Switzerland, Inc. 2002 Employee Stock Purchase Plan. (1)

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

10.9 Loan Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company, and Tiffany and Co. (6)

10.10 Loan Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S. Wholesale, Inc., and Tiffany and Co. (6)

10.11 Loan Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (6)

10.12 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Wholesale, Inc., the Company and Tiffany and Co. (6)

10.13 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding (USA), Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (6)

10.14 Security, Pledge and Guaranty Agreement, dated as of May 1, 2001, among L.S. Holding, Inc., the Company, L.S. Wholesale, Inc. and Tiffany and Co. (6)

10.15 Employment Agreement, dated as of May 28, 2002, between Robert L. Baumgardner and the Company.

10.16 Employment Agreement, dated as of August 17, 1999, between Patrick J. Hopper and the Company (the "Hopper Agreement"). (7)

10.17    Amendment No. 1 to the Hopper Agreement, dated as of January 15, 2001.
         (8)

10.18    The Little Switzerland, Inc. 2000 Stock Option Plan. (8)

10.20    Loan and Security Agreement, dated March 22, 2002, by and among L.S.

         Holding, Inc., L.S. Holding (Florida), Inc., L.S. Wholesale, Inc., the Company and Congress Financial Corporation (Florida). (1)

10.21 Term Promissory Note, dated March 22, 2002, issued by L.S. Holding, Inc. to Congress Financial Corporation (Florida). (1)

10.22 Pledge and Security Agreement, dated March 22, 2002, by the Company to and in favor of Congress Financial Corporation (Florida). (1)

10.23 Pledge and Security Agreement, dated March 22, 2002, by L.S. Holding, Inc. to and in favor of Congress Financial Corporation (Florida). (1)

10.24 Guarantee, dated March 22, 2002, by the Company in favor of Congress Financial Corporation (Florida). (1)

10.25 Guarantee, dated March 22, 2002, by L.S. Wholesale, Inc. and L.S. Holding (Florida) Inc. in favor of Congress Financial Corporation (Florida).(1)

16.1 Letter dated May 31, 2001 from Arthur Andersen LLP addressed to the Commission. (9)

23.1     Consent of PricewaterhouseCoopers LLP.

----------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on April 9, 2002 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-40907, filed with the Commission on July 10, 1992 and hereby incorporated by reference thereto.

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