Form 10-Q
period 2002-08-24
LITTLE SWITZERLAND INC/DE
filed 2002-10-09
CIK 875523

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 24, 2002.

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 3, 2002, 17,060,791 shares of $.01 par value common stock of the registrant were outstanding.

                         LITTLE SWITZERLAND, INC.
                            INDEX TO FORM 10-Q


                                                                   Page

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.

         Consolidated Balance Sheets as of August 24, 2002
          (unaudited) and May 25, 2002                               3

         Consolidated Statements of Operations (unaudited) for
          the three months ended August 24, 2002 and
          August 25, 2001                                            4

         Consolidated Statements of Cash Flows (unaudited) for the
          three months ended August 24, 2002 and August 25, 2001     5

         Notes to Consolidated Financial Statements (unaudited)      6

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10

Item 3.      Quantitative and Qualitative Disclosures about
              Market Risk                                            14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                          14

Item 6. Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                           15

EXHIBIT INDEX                                                        16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               AUGUST 24,          MAY 25,
ASSETS                                                           2002                2002
                                                              (Unaudited)
                                                              -----------          --------
CURRENT ASSETS:
  Cash and cash equivalents                                    $      891          $    816
  Accounts receivable, net of allowances of $117 and $133           1,125             1,317
  Inventory, net                                                   38,104            38,524
  Prepaid expenses                                                  1,156               444
                                                               ----------          --------
  Total current assets                                             41,276            41,101
                                                               ----------          --------

Property and equipment, at cost                                    24,280            24,633
Less: Accumulated depreciation                                     18,370            18,551
                                                               ----------          --------
                                                                    5,910             6,082

OTHER ASSETS                                                        1,273             1,325
                                                               ----------          --------

TOTAL ASSETS                                                   $   48,459          $ 48,508
                                                               ==========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Book overdraft                                                  $ 1,204          $    607
  Revolving credit agreement                                        3,771             2,540
  Accounts payable                                                  9,966            11,170
Accrued income taxes                                                1,745             1,695
Other accrued expenses                                              3,534             3,170
                                                               ----------          --------
Total current liabilities                                          20,220            19,182

NOTE PAYABLE, net of unamortized discount                           1,754             1,707

LONG-TERM DEBT                                                      6,500             6,500

OTHER NON-CURRENT LIABILITIES                                       1,471             1,423
                                                               ----------          --------
    Total liabilities                                              29,945            28,812
                                                               ----------          --------

COMMITMENTS AND CONTINGENCIES (Note 10)                                --                --

MINORITY INTEREST IN SUBSIDIARY (PREFERRED)                           300               300
                                                               ----------          --------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value -
    Authorized - 5,000 shares
    Issued and outstanding - none                                       --                --
Common stock, $.01 par value - Authorized - 25,000 shares
    Issued and outstanding - 16,722 and 16,709 shares
    at August 24, 2002 and May 25, 2002, respectively                 167               167
Paid In Capital                                                    27,221            27,294
Accumulated deficit                                                (9,174)           (8,065)
                                                               ----------          --------
Total stockholders' equity                                         18,214            19,396
                                                               ----------          --------

TOTAL LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY                                            $ 48,459           $ 48,508
                                                               ==========          ========





            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                                August 24,        August 25,
                                                                   2002              2001
                                                               ----------         ----------
Net sales                                                      $   15,236          $  13,322

Cost of sales                                                       8,285              7,294
                                                                ----------         ----------

Gross profit                                                        6,951              6,028

Selling, general and administrative expenses                        7,772              7,393
                                                                ----------         ----------

Operating loss                                                        (821)           (1,365)
Interest expense, net                                                  238               131
                                                                ----------         ----------

Loss before income taxes                                            (1,059)           (1,496)

Provision for income taxes                                              50                50
                                                                ----------         ----------

NET LOSS                                                        $   (1,109)         $ (1,546)
                                                                ==========          ========

BASIC AND DILUTED LOSS PER SHARE:                               $    (0.07)         $  (0.09)
                                                                ==========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                          16,716             16,474
                                                                ==========         ==========
     Diluted                                                        16,716             16,474
                                                                ==========         ==========





                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                    (UNAUDITED)


                                                                      For the three months ended
                                                                      August 24,       August 25,
                                                                        2002              2001
                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (1,109)       $   (1,546)
  Adjustments to reconcile net loss to net cash
    used in operating activities --
   Depreciation                                                             401               465
  Amortization of discount on note payable                                   46                46
  Provision for uncollectible accounts                                      (15)              (13)
  Provision for inventories                                                 (80)              (97)
  Stock based compensation                                                   25                --
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                                109              (180)
  Decrease (increase) in inventory                                          500            (1,411)
  Increase in prepaid expenses                                             (712)             (387)
  Decrease (increase) in other assets                                        52              (117)
  (Decrease) increase in accounts payable                                (1,204)            2,171
  Increase in other accrued expenses                                        364               236
  Increase (decrease) in accrued income taxes                                50               (54)
  Increase in other long-term liabilities                                    49                18
                                                                      ----------       ----------

 Net cash used in operating activities                                    (1,524)            (869)
                                                                      ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (229)            (499)
                                                                      ----------       ----------

Net cash used in investing activities                                       (229)            (499)
                                                                      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease)in book overdraft                                       597           (1,675)
  Proceeds from revolving credit arrangement                               1,231               --
  Proceeds from short-term debt                                               --            2,800
  Proceeds from issuance of common stock                                      --               38
                                                                      ----------       ----------
    Net cash provided by financing activities                              1,828            1,163
                                                                      ----------       ----------

    Net increase (decrease) in cash and cash equivalents                      75             (205)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               816            1,467
                                                                      ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     891       $    1,262
                                                                      ==========       ==========

Supplemental disclosure of cash flow information:

CASH PAID DURING THE PERIOD FOR:

   Interest                                                            $      229      $       77

   Income Taxes                                                        $       --      $      104

NON-CASH FINANCING ACTIVITIES:

Stock issued as compensation                                           $        25     $       --

Paid in Capital related to issuance of
  restricted stock                                                     $        --     $       128




                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   LITTLE SWITZERLAND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. MANAGEMENT'S PLANS AND LIQUIDITY

On March 22, 2002, Little Switzerland, Inc. ("Little Switzerland" or the "Company") announced the closing of a 3 year, $12 million senior collateralized credit facility with Congress Financial Corporation (Florida) ("Congress"). This credit facility, coupled with an equity investment and working capital facility by Tiffany & Co. and its affiliate, Tiffany & Company International, Inc. (collectively, "Tiffany"), in May 2001, has provided the Company with the financial and operational resources necessary to complete its restructuring. See Note 8, Credit Arrangements. On August 15, 2002, Tiffany & Co. through its wholly owned subsidiary TSAC Corp. ("TSAC") initiated a tender offer to acquire all the outstanding shares of Little Switzerland not owned by Tiffany at $2.40 per share (see Note 12).

The Company has incurred both operating losses and negative cash flows from operations of $4.5 million and $5.5 million for fiscal 2002, and $7.6 million and $6.6 million in fiscal 2001, and $15.5 million and $3.8 million in fiscal 2000, respectively. As of May 25, 2002 and May 26, 2001, the Company had an accumulated deficit of $8.1 million and $3.6 million, respectively. Although the Company continues to reduce its net loss, the continuation of operating losses increases reliance on the Company's borrowing facility.

As disclosed in the Company's recently filed Form 10-K for the year ended May 25, 2002, management's financing and operating goals for fiscal 2003 include:
(1) enhancing the Company's sales performance through continued improvement to the merchandise mix, introduction of new high margin product categories, focusing managers on driving conversion rates generated based on traffic flow into the stores, improved sales associated with expansion of Tiffany boutique concepts, and improving product knowledge and sales training for its staff,
(2) improving margin through continued store level focus of margin performance at the store vendor and employee level, improving margin and stock replenishment by leveraging tools that will become available as a result of the stores point of sale system upgrades and (3) managing operating costs to anticipated revenue levels, and continued reduction in corporate overhead costs.

The Company has made progress in the first quarter towards these goals by testing new products with superior margins in the Alaska market, however, many of the expected benefits will not be realized until the Company completes its point of sale system upgrades which should occur later this fiscal year. There is no assurance that management's plan will be successful.

Management believes that its working capital and existing credit facilities will be sufficient to fund its operations for the current fiscal year, however, it is unlikely the Company will have sufficient capital to expand the business in the current fiscal year. In addition, if the Company is unable to achieve its plans or continues to incur unexpected costs associated with the TSAC tender offer described above, the Company may be required to seek additional equity or debt financing during fiscal 2003 and there is no assurance that such capital or financing will be available to the Company on terms acceptable to the Company.

2. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the operations of Little Switzerland, Inc. and its wholly owned subsidiaries, L.S. Holding, Inc., L.S. Wholesale, Inc. and L.S. Holding (Florida), Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments necessary (which are of a normal recurring nature) to present fairly the Company's financial position as of August 24, 2002 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data at May 25, 2002 are derived from the audited financial statements which are included in the Company's report on Form 10-K for Fiscal 2002, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

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

4. NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability is incurred as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements." SFAS No. 146 is applicable should management decide to close certain stores or restructure the Company. Currently, management has no such plans.

5. COMPREHENSIVE INCOME

Comprehensive loss/income is defined as the change in net assets of a business enterprise during an accounting period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive loss/income is equal to the net loss/income for the periods ended August 24, 2002 and August 25, 2001.

6. INVENTORY

Inventory is stated at the lower of cost or market using the average cost method. Inventory consists almost entirely of finished merchandise purchased for resale and was approximately $38.1 million and $38.5 million at August 24, 2002 and May 25, 2002, respectively. The Company also maintained consignment inventory at its retail locations of approximately $2.2 million and $1.1 million at August 24, 2002 and May 25, 2002, respectively. This consigned inventory and related contingent obligations are not reflected in the Company's financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales.

7. STORE OPERATIONS

On June 1, 2002, the Company leased an additional 700 square feet at its store located in the Key West Hilton Resort bringing the total selling square footage in this location to 1,400 square feet.

8. CREDIT ARRANGEMENTS

On March 22, 2002, the Company established a senior collateralized revolving and term loan credit facility with Congress, which allows the Company to borrow up to $12 million, through March 21, 2005, of which up to $8 million is a revolving loan and $4 million is a term loan, at an interest rate of 2.75% per annum above the Adjusted Eurodollar Rate or 0.75% per annum above Prime, plus customary servicing costs and unused facility fees. Amounts advanced to the Company under this credit facility are limited to a stated borrowing base which is calculated as a percentage of certain inventory less specific reserves (as defined in the credit agreement). The Company's receipts are applied daily to the revolver component of the loan requiring the Company to borrow daily to meet cash flow needs. The credit facility is collateralized by substantially all of the Company's U.S. and U.S.V.I. based assets, including all the U.S. and U.S.V.I. based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries and a first priority leasehold mortgage over the St. Thomas building occupied by the Company as its headquarters and main warehouse.

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

As of August 24, 2002, the Company had utilized $7.8 million of this facility and had approximately $4.2 million of availability remaining. The interest rates in effect at August 24, 2002 were 4.56% on the Eurodollar rate borrowings and 5.5% on the Prime rate borrowings.

This facility replaces the Company's previous credit arrangement with Chase which allowed the Company to borrow up to $3.75 million, through June 1, 2002 with an option to extend the facility through November 30, 2002, subject to certain conditions, at an interest rate of 3% per annum above LIBOR. In addition, the Company issued to Chase a warrant to purchase the number of shares of common stock equal to 0.31% of the shares of common stock outstanding (on a fully-diluted basis) on the date of exercise for an aggregate purchase price of $50,000. This warrant was exercised in September 2002 in connection with the TSAC tender offer (see Note 12). As of August 24, 2002 and May 25, 2002 all amounts borrowed under the Chase credit facility had been repaid.

The Company also maintains a credit facility with Tiffany, which allows the Company to borrow up to $2.5 million at an interest rate of 3% per annum above LIBOR. Interest is payable semi-annually on January 31st and July 31st of each calendar year with principal and unpaid interest due on or before April 30, 2006. The facility is collateralized by a subordinated interest in the Company's U.S. and U.S.V.I. based inventory, as well as a subordinated pledge of two-thirds of the stock of the Company's foreign subsidiaries (except Barbados). As of August 24, 2002 and May 25, 2002, the Company had utilized $2.5 million of this facility.

In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod Diamonds Ltd. ("Almod"), which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non-interest bearing loan, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert its preferred shares and/or its Class B Common Shares in the Company's Barbados subsidiary, World Gift Imports (Barbados) Ltd. ("WGI"), into Class A stock of WGI at a rate of one for one, or purchase all or some Class A Common Shares, at a price of $1 per share. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount, of which $46,235 and $46,235 has been amortized to expense in the three months ended August 24, 2002 and August 25, 2001, respectively (see Note 11).

Outstanding borrowings against collateralized credit facilities totaled $12.3 million and $10.7 million, net of unamortized discount, at August 24, 2002 and May 25, 2002, respectively. The weighted average interest rates incurred during fiscal 2002, 2001, and 2000 were approximately 7.3%, 10.9% and 9.6%, respectively.

9.EARNINGS PER SHARE

In accordance with the requirements of SFAS No. 128, "Earnings per Share", basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of stock options and warrants (as calculated utilizing the treasury stock method).

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations (in thousands):


                                                         Three months Ended
                                                    August 24,        August 25,
                                                       2002              2001
                                                    ---------         ----------

Net earnings (loss) for basic and diluted EPS       $  (1,109)         $  (1,546)
                                                    ==========         ==========

Weighted average number of shares used in basic
earnings per share calculation                          16,716            16,474

Incremental shares from assumed exercise of stock
options and warrants                                        --                --
                                                    ---------         ----------

Weighted average number of shares used in diluted
earnings per share calculation                         16,716              16,474
                                                    ==========         ==========

Shares under and outside of option plans and warrants
excluded in computation of diluted earnings per
share due to antidilutive effects                       1,463               1,801
                                                    ==========         ==========


The Company's calculation of dilutive earnings per share excludes the effect of outstanding options and warrants that are anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

The Company is party to various pending litigation, claims, assessments and proceedings in the ordinary course of business. Management of the Company believes that these legal proceedings and claims should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

11. ALMOD TRANSACTION

During fiscal 2001, the Company engaged in negotiations with Almod regarding various transactions, including the sale of WGI. Due to various issues encountered during the negotiations with Almod regarding the potential sale of the Company's operations in Barbados, the parties agreed in lieu of the sale of WGI to Almod, the Company would restructure the capital of this subsidiary. The final arrangement resulted in the Company continuing to own this Barbados subsidiary, with Diamonds International Ltd. ("DI"), a subsidiary of Almod, being offered a minority interest in WGI pending government approval of proposed changes in this subsidiary's bylaws. Such approval was obtained on June 21, 2001. On March 15, 2002, Almod purchased 31,302 shares of preferred stock in WGI and 23,774 shares of Class B common shares in WGI from the Company for a purchase price of $600,000.

WGI has also agreed to pay profit share in the amount of $1.5 million by December 31, 2005, and enable its store located in the Port Terminal in Barbados (the "Port store"), currently operated by DI, to share in its net operating tax loss carry forwards ("NOL's"). If by December 31, 2005, WGI does not pay the profit sharing amount to DI, or DI has not received a tax benefit equivalent to the agreed upon profit share plus an additional tax benefit of $0.7 million, DI's remedies include converting its preferred shares and/or its Class B Common Shares of WGI into Class A Common Shares at a rate of one for one, and/or purchase all or some Class A Common Shares of WGI at a price of $1 per share resulting in a controlling interest of this subsidiary.

As part of the overall Barbados transaction, the Company's Barbados subsidiary and DI entered into a Management Agreement, which provides for DI to manage the Port store and retain all profits associated with such store as a management fee. The Company does not include any results from the operation of the Port store in its consolidated financial statements as of the execution of the management agreement. The profits generated from the Port store are entitled to be offset by WGI's NOL's and the use of such NOL's may be credited towards the profit sharing obligation of WGI as described above.

The Company sold to DI a portion of the intercompany debt owed by WGI to L.S. Wholesale, Inc. As more fully described in Note 8, the Company received $2.0 million and sold, assigned and transferred its receivable from WGI to Almod, due December 31, 2003, which is collateralized by the inventory of WGI. Additionally, if this debt is not repaid by its due date, DI will have the option to convert its shares of WGI for a controlling interest of WGI as described above.

On July 28, 2000, the Company sold its facility in Philipsburg, St. Maarten, to Almod for $4.5 million and simultaneously entered into a leaseback arrangement for five years with one five year renewal option at market rates.

12. SUBSEQUENT EVENTS

On August 15, 2002, TSAC, Corp. ("TSAC"), an indirect wholly owned subsidiary of Tiffany & Co., initiated a tender offer for all of the shares of Little Switzerland, Inc. at a price of $2.40 per share. TSAC has twice extended its offer and the current extension is due to expire at the close of business on October 8, 2002. The offer is subject to, among other things, the tender of a majority of the outstanding shares excluding shares beneficially owned by TSAC or its affiliates and Seymour Holtzman or any of Mr. Holtzman's affiliates (the "majority of the minority condition"). The offer was also subject to the tender of at least 90% of the issued and outstanding shares, on a fully-diluted basis, however, immediately prior to the second extension, TSAC waived the 90% requirement. On October 2, 2002, TSAC extended the offer period through October 8, 2002, so that the Company's shareholders would have additional time to tender or withdraw following TSAC's decision to waive the 90% requirement. If a sufficient number of previously tendered shares are withdrawn prior to the October 8 deadline, then the majority of the minority condition may not be satisfied. If all remaining conditions to the tender offer are satisfied or waived and TSAC accepts for payment all shares tendered as of October 8, 2002, after October 8, 2002 and through October 25, 2002, TSAC is expected to commence a subsequent offer period during which time Little Switzerland stockholders who did not previously tender their shares may tender such shares by following the directions in the Offer to Purchase and related Letter of Transmittal filed with the SEC by TSAC and Tiffany. The Company has filed with the SEC its response to the tender offer on its Schedule 14D-9, as amended.

13. RELATED PARTY TRANSACTIONS

As discussed in Note 8, the Company maintains a credit facility with Tiffany which allows the Company to borrow up to $2.5 million through April 30, 2006. Interest expense on borrowings from Tiffany during the three months periods ended August 24, 2002 and August 25, 2001 amounted to $31,628 and $49,991, respectively. Additionally, the Company also purchased approximately $240,447 and $0 of merchandise from Tiffany during the three-month periods ended August 24, 2002 and August 25, 2001, respectively.

On March 15, 2002, the Company entered into a consulting agreement with Richard Sasso, a member of the Company's Board of Directors. In connection with this agreement, Mr. Sasso is to receive the number of shares of the Company's common stock equal to $5,000 divided by the average closing price of the stock for the 20 trading days immediately preceeding March 15, 2002. Additionally, following the commencement of the Company's fiscal year 2003, and each anniversary thereafter, Mr. Sasso is to receive the number of shares of common stock of the Company equal to $20,000 divided by the average closing price of the stock for the 20 trading days immediately preceding the fiscal year end date. The Company recorded $25,000 of selling, general and administrative expense during the quarter ended August 24, 2002 in connection with this agreement.

On October 15, 2001, the Company leased employee housing from the Pepper Brothers Corporation of which Charles M. Pepper, an executive officer and Senior Vice President of Operations of the Company, is a principal. During the quarter ended August 24, 2002, the Company paid $4,200 in rent under the terms of this lease which currently expires on October 14, 2002. On September 16, 2002, the Company renewed this lease for an additional one-year term and is obligated to pay $20,100 through the end of this lease.

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

RECENT EVENTS

On August 15, 2002, TSAC, Corp. ("TSAC"), an indirect wholly owned subsidiary of Tiffany & Co., initiated a tender offer for all of the shares of Little Switzerland, Inc. at a price of $2.40 per share. TSAC has twice extended its offer and the current extension is due to expire at the close of business on October 8, 2002. The offer is subject to, among other things, the tender of a majority of the outstanding shares excluding shares beneficially owned by TSAC or its affiliates and Seymour Holtzman or any of Mr. Holtzman's affiliates (the "majority of the minority condition"). The offer was also subject to the tender of at least 90% of the issued and outstanding shares, on a fully-diluted basis, however, immediately prior to the second extension, TSAC waived the 90% requirement. On October 2, 2002, TSAC extended the offer period through October 8, 2002, so that the Company's shareholders would have additional time to tender or withdraw following TSAC's decision to waive the 90% requirement. If a sufficient number of previously tendered shares are withdrawn prior to the October 8 deadline, then the majority of the minority condition may not be satisfied. If all remaining conditions to the tender offer are satisfied or waived and TSAC accepts for payment all shares tendered as of October 8, 2002, after October 8, 2002 and through October 25, 2002, TSAC is expected to commence a subsequent offer period during which time Little Switzerland stockholders who did not previously tender their shares may tender such shares by following the directions in the Offer to Purchase and related Letter of Transmittal filed with the SEC by TSAC and Tiffany. The Company has filed with the SEC its response to the tender offer on its Schedule 14D-9, as amended.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 24, 2002

GENERAL

Little Switzerland, Inc. is a leading specialty retailer of brand name watches, jewelry, crystal, china and accessories, operating 20 stores on five Caribbean islands, Florida and Alaska. The Company's primary market consists of vacationing tourists attracted by free-port pricing, duty-free allowances and a wide variety of high quality merchandise.

In the first quarter, the Company incurred approximately $150,000 of unexpected costs associated with the TSAC tender offer. These costs have been expensed as part of SG&A in the accompanying financial statements for the period ended August 24, 2002.

NET SALES

Net sales for the three-month period ended August 24, 2002 were $15.2 million, a 14.4% increase from net sales of $13.3 million for the corresponding period last fiscal year. Net sales for comparable stores increased approximately 9.2% for the quarter ended August 24, 2002 from the corresponding last fiscal quarter.

Management considers the Company's first quarter sales performance to be very encouraging in light of current economic conditions, however, sales results fell slightly below management's expectations. Sales in the Aruba market fell well below management's expectations as this market continues to suffer from reduced traffic. This shortfall was partially offset by strong sales increases in the Alaska market, which for the second consecutive year generated solid results. Current year results also benefited from a larger store this year in Ketchikan as a result of a relocation of this store in March. This larger store is reflected in the comparable store sales results.

The Company continued to experience strong sales increases in its Barbados location which opened the Company's first Tiffany boutique in December 2001. Sales in this location increased 94% for the quarter and were positively impacted by the addition of the Tiffany boutique as well as the introduction of new premier product lines such as Cartier and Breitling in this market. The substantial increase in sales in this market is also attributable to the fact that prior to the decision to open a Tiffany boutique, this store was primarily merchandised with aged inventory and the Company was considering exiting this location. The Tiffany boutique opened in space that was used by the Company prior to December 1999 to sell fragrances. In December 1999, the Company sold its entire fragrance inventory and due to cash constraints was not able to re-fixture and re-merchandise this space until the opening of the Tiffany boutique two years later.

GROSS PROFIT

Gross profit as a percentage of net sales was 45.2% for the three month period ended August 24, 2002, compared to 45.6% for the corresponding period last fiscal year. The Company was able to maintain a strong margin for the quarter resulting from new product launches in Alaska, improved product sourcing, and a continued focus on margin at the store level.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the three months ended August 24, 2002 were $7.8 million or approximately 51.0% of net sales compared to $7.4 million or approximately 55.5% of net sales for the corresponding period last fiscal year. The current three month period included approximately $150,000 of costs associated with the TSAC tender offer. Excluding these costs, the Company's SG&A for the three months ended August 24, 2002 were $7.6 million or approximately 50.0% of net sales.

Contributing to the decrease in SG&A expense as a percentage of net sales for the three-month period ended August 24, 2002 was the reduction of occupancy costs as a result of the closure of the Company's Gift Market location in St Thomas, the Company's ability to keep corporate salaries fixed, improved control of general expenses and improved productivity of the Alaska market.

INTEREST EXPENSE

Net interest expense for the three months ended August 24, 2002 was $238,000 compared to $131,000 for the corresponding quarter last fiscal year. The increase in net interest expense reflects the increased levels of borrowings and amortization of costs associated with the new Congress Financial Corporation ("Congress") credit facility. Included in interest expense for the quarters ended August 24, 2002 and August 25, 2001 is $46,235 and $46,235, respectively, of amortization attributable to note payable discount.

NET LOSS

As a result of the above, the Company reported a net loss of $1.1 million for the three months ended August 24, 2002 compared to a net loss of $1.6 million for the corresponding period last fiscal year. The current year loss includes approximately $150,000 of costs associated with the TSAC tender offer. Excluding these costs, the Company's net loss for the three months ended August 24, 2002 would have been $1.0 million. This reduced loss is a significant improvement over the prior year, although the results did not meet management's goals for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion strategy. Management believes that the Company's financial condition at August 24, 2002 provides sufficient resources to support its current business activities but, it will not provide the needed funds for future expansion. Management believes this future expansion is a critical component if the Company is to operate profitably.

The Company has incurred both operating losses and negative cash flows from operations amounting to $4.5 million and $5.5 million for fiscal 2002, and $7.6 million and $6.6 million in fiscal 2001, and $15.5 million and $3.8 million in fiscal 2000, respectively. As of May 25, 2002 and May 26, 2001, the Company had an accumulated deficit of $8.1 million and $3.6 million, respectively. Although the Company continues to reduce its net loss, the continuing operating losses increases the Company's reliance on its borrowing facility.

The Company used cash in operating activities of $1.5 million in the first quarter ended August 24, 2002, compared to $0.9 million in the prior corresponding quarter. The outflow of cash in the first quarter resulted from increased payments to vendors for goods purchased for Alaska attributable to additional stores and further expansion in the Alaska market.

Inventories at August 24, 2002, decreased slightly compared to the prior year, despite the addition of two new stores in Key West, an expanded hotel store in Aruba, a new Tiffany Boutique in Barbados, a new Lalique boutique in St. Thomas, and an expanded store location in Ketchikan, Alaska. Currently, the Company's primary needs for working capital are to support its inventory requirements, which with the expansion in Alaska and Key West, remain more constant during the year. In addition, a significant investment in inventory is required at all times in order to meet the demands of customers who, as tourists, require immediate delivery of purchased goods. Management expects that inventory levels will continue to remain constant throughout fiscal 2003, due to the transfer of inventory from Alaska, when its season ends in the fall, to the Caribbean which at that time is beginning to build its inventory for the start of the winter season.

On March 22, 2002, the Company established a senior collateralized revolving and term loan credit facility with Congress, which allows the Company to borrow up to $12 million, through March 21, 2005, of which up to $8 million is a revolving loan and $4 million is a term loan, at an interest rate of 2.75% per annum above the Adjusted Eurodollar Rate or 0.75% per annum above Prime, plus customary servicing costs and unused facility fees. Amounts advanced to the Company under this credit facility are limited to a stated borrowing base which is calculated as a percentage of certain inventory less specific reserves (as defined in the credit agreement). The Company's receipts are applied daily to the revolver component of the loan requiring the Company to borrow daily to meet cash flow needs. The credit facility is collateralized by substantially all of the Company's U.S. and U.S.V.I. based assets, including all the U.S. and U.S.V.I. based inventory, the pledge of two-thirds of the stock of the Company's foreign subsidiaries and a first priority leasehold mortgage over the St. Thomas building occupied by the Company as its headquarters and main warehouse.

The terms of the Congress facility include customary covenants and events of default. The Congress facility contains a number of covenants that restrict the operations of the Company, including restrictions on, among other things, certain mergers, acquisitions or sales of the Company's assets; cash dividends and other distributions to equity holders; transactions with affiliates; and the incurrence of indebtedness and granting of liens. Further, the Company is required to maintain during a specified period, a minimum net worth the amount of which is determined depending upon the Company's borrowing availability under the facility during such period. The terms of the facility also provide for customary events of default relating to, among other things, payment default, non-compliance with covenants, including the net worth covenant, breach of representations or warranties, material judgments against the Company and bankruptcy. If an event of default occurs, Congress may terminate its lending commitments to the Company and declare the Company's outstanding indebtedness under the credit facility immediately due and payable, together with accrued but unpaid interest and fees.

As of August 24, 2002, the Company had utilized $7.8 million of this facility and had approximately $4.2 million of availability remaining. The interest rates in effect at August 24, 2002 were 4.56% on the Eurodollar rate borrowings and 5.5% on the Prime rate borrowings.

This facility replaces the Company's previous credit arrangement with Chase which allowed the Company to borrow up to $3.75 million, through June 1, 2002 with an option to extend the facility through November 30, 2002, subject to certain conditions, at an interest rate of 3% per annum above LIBOR. In addition, the Company issued to Chase a warrant to purchase the number of shares of common stock equal to 0.31% of the shares of common stock outstanding (on a fully-diluted basis) on the date of exercise for an aggregate purchase price of $50,000. These warrants were exercised in September 2002 in connection with the TSAC tender offer (see Note 12 of the accompanying Notes to Consolidated Financial Statements).

In May 2001, all the Company's then current collateralized indebtedness was refinanced with the proceeds from the transaction with Tiffany which resulted in the Company receiving approximately $8.7 million in equity, net of associated expenses, and a $2.5 million revolving credit facility from Tiffany (collectively, the "Tiffany Transaction") due on or before April 30, 2006. As a result of the Tiffany Transaction, the Company was also able to negotiate a new revolving credit facility with Chase, which was subsequently replaced with the credit facility from Congress. As of August 24, 2002 and May 25, 2002, the Company had utilized $2.5 million of the Tiffany credit facility.

In addition to the above credit facilities, in November 2000, the Company completed certain transactions with Almod, which resulted in the Company receiving $2.0 million of proceeds from the issuance of a $2.0 million non[cad 220]interest bearing loan, collateralized by the Company's Barbados inventory. A balloon payment is due on December 31, 2003. If the Company is unable to repay such debt by the due date, Almod will have the right to convert its preferred shares and/or its Class B Common Shares in WGI into Class A stock of WGI at a rate of one for one, or purchase all or some Class A Common Shares, at a price of $1 per share. Interest on the note payable has been imputed at an interest rate of 11.5%, which is a rate commensurate with the Company's then current borrowings, and resulted in $570,000 of original discount.

Outstanding borrowings against collateralized credit facilities totaled $12.3 million and $10.7 million, net of unamortized discount, at August 24, 2002 and May 25, 2002, respectively. The weighted average interest rates incurred during fiscal 2002, 2001, and 2000 were approximately 7.3%, 10.9% and 9.6%, respectively.

Capital expenditures were approximately $0.2 million for the three months ended August 24, 2002, compared to $0.5 million for the corresponding period last year.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability is incurred as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements." SFAS No. 146 is applicable should management decide to close certain stores or restructure the Company. Currently, management has no such plans.

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

  THE COMPANY HAS INCURRED SUBSTANTIAL OPERATING LOSSES IN RECENT FISCAL YEARS

The Company has incurred substantial operating losses in its recent fiscal years. For the fiscal years ended May 25, 2002, May 26, 2001 and May 27, 2000, the Company's net losses were $4.5 million, $7.6 million and $15.5 million, respectively. If the Company is unable to generate sufficient revenue from operations to cover its costs, its business, financial condition and results of operations will be materially and adversely affected.

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

                     THE COMPANY'S BUSINESS DEPENDS ON TOURISM

The Company's revenues depend upon tourism in the Caribbean, Alaska and Florida. During periods of economic slowdown, armed conflict or actions by terrorists, fewer tourists may travel to these destinations and, those who do, may make fewer purchases of luxury items. Tourist travel to these destinations depends upon the development of cruise ship, airline and hotel operations, the continued attractiveness of the Caribbean, Alaska and Florida compared to other leisure travel destinations and the efforts of local governments to promote tourism. Other factors such as poor weather, airline strikes, political and economic instability in the Caribbean and the availability of duty-free shopping could also affect tourism.

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

(b) Reports on Form 8-K during the quarter ended August 24, 2002:

None.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LITTLE SWITZERLAND, INC.


     Date: October 8, 2002            By: /s/ Patrick J. Hopper
                                      -------------------------
                                      Patrick J. Hopper
                                      Chief Financial Officer,
                                      Executive Vice President and Treasurer
                                      Authorized Officer and Principal
                                      Financial and Accounting Officer

I, Robert L. Baumgardner, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Little
     Switzerland, Inc. (the "Registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

                                         /s/ Robert L. Baumgardner
                                         -------------------------
                                         Chief Executive Officer and President

October 8, 2002

I, Patrick J. Hopper, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Little
     Switzerland, Inc. (the "Registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

                                                 /s/ Patrick J. Hopper
                                                 ------------------------
                                                 Chief Financial Officer

October 8, 2002

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the required certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly report of Form 10-Q covers a period ending before the Effective Date of such Release.

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

16.1 Letter dated May 31, 2001 from Arthur Andersen LLP addressed to the Commission. (9)



------------------------------------------------------------------

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K, filed with the Commission on August 26, 2002 and hereby incorporated by reference thereto.

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